Form 10KSB
period 2005-09-30
AGA RESOURCES, INC.
filed 2006-02-03
CIK 1321366

===========================================================================================

FORM 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the fiscal year ended September 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the transition period from

Commission File Number: 333-124181

AGA RESOURCES, INC.
(Name of small business issuer in its charter)

Nevada	N/A
(State or Other Jurisdiction of Organization)	(IRS Employer Identification #)

141 - 757 West Hastings Street
Suite #658
Vancouver, British Columbia
Canada V6C 1A1
(Address of principal executive offices, including zip code)

(778) 863-0186
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

The registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ]

===========================================================================================

The aggregate market value of the voting stock held by non-affiliates of the registrant was $0 as of September 30, 2005.

Number of shares outstanding of the registrant's class of common stock, as of September 30, 2005: 2,010,000

The Company recorded $0 revenues for its most recent fiscal year ended September 30, 2005.

FORWARD LOOKING STATEMENT

This annual report on Form 10-KSB contains predictions, projections and other statements about the future that are intended to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively, forward-looking statements). Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements contained in this annual report on Form 10-KSB, readers are urged to read carefully all cautionary statements, including those contained in other sections of this annual report on Form 10-KSB. Among such risks and uncertainties is the risk that the Company will not complete its proposed Business Plan, that its management is adequate to carry out its Business Plan and that there will be adequate capital. Since the Company is a 'penny stock' company, the safe harbor for forward-looking statements contained in the private securities litigation reform act, as amended, does not apply to the Company.

PART I

ITEM 1.     BUSINESS.

General

We were incorporated in the State of Nevada on December 15, 2004. We will be engaged in the exploration of one mineral property. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 500, Reno, Nevada 89544 and our business office is located at Suite #658, 141-757 W. Hastings Street, Vancouver, British Columbia, Canada V6C 1A1. Our telephone number is (778) 863-0186.

We do not own any interest in any property, but merely have the right to conduct exploration activities on one property.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans. Currently, we do not intend to acquire other interests in any other mineral properties. Our business plan is solely to explore one mineral property. If we are successful in its initial endeavors, it may look at other exploration situations.

Background

In December 2004, Jacqueline A. McLeod, the wife of our Secretary/Treasurer, James W. McLeod acquired title to one mineral property containing one mineral claim in British Columbia, Canada by staking the same for $1,000.00. We have not paid and do not intend to reimburse Mrs. McLeod for the cost of staking the claim.

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. The claim is recorded in the name of Jacqueline A. McLeod, the wife of James McLeod our secretary, treasurer, principal financial officer and a director of our company, to avoid paying additional fees. James McLeod suggested that the property be held in his wife's name and we concurred therein. The property was selected by Mr. McLeod. $250.00 was paid to Mr. McLeod to stake the claim. No money was paid to Ms. McLeod to hold the claim. No money will be paid to Ms. McLeod to transfer the property to us. Mrs. McLeod has not provided us with a signed or executed bill of sale in our favor. Mrs. McLeod will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property.

Under British Columbia law, title to British Columbia mineral claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. Since we are an American corporation, we can never possess legal mineral claim to the land. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mrs. McLeod will convey title to the property to the wholly owned subsidiary corporation. Should Mrs. McLeod transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend activities and we will have no cause of action against Mrs. McLeod. Mrs. McLeod has agreed verbally with us not to cause the title to pass to another entity.

To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company's property, that is the province of British Columbia.

In the nineteenth century, the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. Our property is one such acquisition. Accordingly, fee simple title to our property resides with the Crown. That means that the Crown owns the surface and minerals.

Our claims are mineral leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

The property is unencumbered, that is there are no claims, liens, charges or liabilities against the property, and there are no competitive conditions, that is the action of some unaffiliated third party, that could affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

To date we have not performed any work on the property. Accordingly, there is no assurance that a commercially viable mineral deposit, a reserve, exists in the property, in fact the likelihood that a commercially viable mineral deposit exists is remote.

There are no native land claims that affect title to the property. We have no plans to try interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Mr. McLeod suggested purchasing the claim to Mr. Zhang. Mr. Zhang, after reviewing the matter with Mr. McLeod agreed and accordingly it was decided to proceed with the project as discussed herein.

Claims

The following is a list of tenure numbers, claim, date of recording and expiration date of our claims:

Claim No.	Document Description	Recording	Expiration
503912	AGA Mineral Claim	January 15, 2006	January 16, 2007

Our claims consists of 20 contiguous units comprising of a total of 1,235 acres.

In order to maintain this claim, Mrs. McLeod must pay a fee of CDN$100 per year per claim or we must perform work on the claim. As long as the fee is paid, no work has to be performed to maintain the claim. Mrs. McLeod can renew the claim indefinitely by paying the fee; the amount of the renewal will not increase for the year ending 2006. We have no idea if the fee to renew the claim will increase after 2006. There is no grace period if there is a default on the work or if Mr. McLeod misses renewing the claim. Mrs. McLeod will not cause the claim to expire as a result of not renewing the same or failing to perform work on the claim, provided mineralized material is found. In the event that our exploration program does not find mineralized material, Mrs. McLeod will allow the claim expire and we will cease activities. Our officers and directors will personally reimburse Mrs. McLeod for payments made by her to maintain the claim.

The property was selected because gold and platinum has been discovered in the area.

Location and Access

The property is located within the Burrell Creek and St. Annes Creek valleys on the southern end of the Franklin Gold Camp in the Greenwood Mining Division, British Columbia, Canada. The Greenwood Mining Division is accessible by traveling north of Grand Forks, British Columbia, along the Granby River valley for 28 miles on a good all weather, paved road to near the confluence of the Granby River and Burrell Creek. A good all weather, gravel road, used actively by large logging trucks, is then taken for 9 miles to the north along Burrell Creek to our claim.

MAP 1

MAP 2

Physiography

Our property lies within the Interior Wet Belt biotic zone and experiences between 25 and 35 of precipitation annually of which about 30% may occur as a snow equivalent. The summers can experience hot squally weather while the winters may be cold and last from November through March. The property is snow-free from March to November. Providing a six to seven month exploration season. As such, no exploration will take place from approximately November to March. The valley bottoms are thick conifer forest covered which accounts for the very active logging industry in the area.

The property is located in the south-central part of the Interior Plateau at the southern end of the Monashee Mountains. The physiographic setting of the property can be described as rounded, mountainous terrain that has been surficially altered both by the erosional and depositional (drift cover) effects of glaciation. The broad north-south trending valleys, i.e. the Granby, Burrell and Bluejoint exhibit the U-shaped, glacial eroded cross section. Drift cover in the valleys may vary considerably.

Property Geology

The property is underlain by sediments, volcanic and intrusive rocks.

We selected the property because platinum and gold have been found on other properties nearby. Other than the foregoing, we did not rely on technical information for the selection of the property. Messrs. Zhang and McLeod, our officers and directors, were responsible for the selection of the property.

Mineralization

In on-site prospecting, Mr. McLeod has observed in place pyrite mineralization in several places outside our claim, but in the general vicinity. These occurrences are in medium grain-sized intrusive rock units within steeply dipping to vertical fissure/fault zones with some dissemination in the adjacent wallrock. Alteration accompanying the pyritization was observed as epidote-chlorite-calcite or a propylitic assemblage. The fault/fracture zones are 10's of feet wide and 100's of feet in length and generally trend northerly.

History of Previous Work

To our knowledge, there has never been exploration activity on the property.

Our Proposed Exploration Program

We are prospecting for gold. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease activities and you will lose your investment. We anticipate being able to delineate a mineralized body, if one exists, within nine months of beginning exploration.

We do not own any interest in any property, but merely have the right to conduct exploration activities on one property.

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease activities.

We must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Detailed exploration and surveying has not been initiated and will not be initiated until we raise money in our public offering. That is because we do not have money to start exploration. Once our public offering is concluded, we intend to start exploration activities. To our knowledge, no previous exploration activities have taken place on the property. The only event that has occurred is the staking of the property by Mr. McLeod, a physical examination of the property and five days of staking and prospecting. Mr. McLeod examined the surface and took samples. The samples did not reveal anything. Mr. McLeod used a hammer, pick and sack to take samples. While Mr. McLeod is a geologist, he is not an engineer, and accordingly his area of expertise is limited to geological matters. Mr. McLeod did not use any previous filed reports on the property. The cost of staking the claims was included in the $1,000. Before gold retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

We do not know if we will find mineralized material.

Our exploration program is designed to economically explore and evaluate the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract samples of earth. Mr. McLeod and the consultant we hire will determine where drilling will occur on the property. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate activities; proceed with additional exploration of the property; or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to Geoterrex Limited, analytical chemists, geochemists and registered assayers located in Toronto, Ontario. Neither we nor our officers or directors have any affiliation with Geoterrex. Geoterrex is a registered assayer.

We estimate the cost of core sampling will be $20.00 per foot drilled. A drilling rig is required to take the core samples. The cost of the drilling rig is included in the drilling cost per foot. The amount of drilling will be predicated upon the amount of money raised in this offering. If we raise the minimum amount of money, we will drill approximately 2,250 linear feet or eight holes. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 23 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 20 holes to a depth of 300 feet. We will pay an exploration consultant up to a maximum of $5,000 per month for his services during the three-month period or a total of $15,000. The consultant will be responsible for managing the project, supervising the core sampling, and hiring subcontractors to perform work on the property. Our employees will not have involvement in the work performed, but will be overseeing everything. We have not selected a consultant and will not do so until we complete this offering. The total cost for analyzing the core samples will be $3,000. We will begin drilling ninety days after this offering is closed, weather permitting. To date, we have not paid any fees for an exploration consultant.

The breakdown of estimated times and dollars was made by Mr. McLeod in consultation with Mr. Zhang.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete exploration because we do not have enough money, we will cease activities until we raise more money. If we cannot or do not raise more money, we will cease activities. If we cease activities, we don't know what we will do and we don't have any plans to do anything else.

We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

We do not have any plan to make our company to revenue generation. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

We anticipate starting exploration operation within 90 days of the completion of this offering, weather permitting.

If we do not find mineralized material on the property, Mrs. McLeod will allow the claim to expire and we will cease activities.

Competitive Factors

The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal or mineral from out property. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

* locating claims
* working claims
* reporting work performed

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our activities. These regulations will not impact our exploration activities. The only current costs we anticipate at this time are reclamation costs. Reclamation costs are the costs of restoring the property to its original condition should mineralized material not be found. We estimate that it will cost between $3,000 and $9,000 to restore the property to its original condition, should mineralized material not be found. The variance is based upon the number of holes that are drilled by us. The reclamation costs are included in the Use of Proceeds section of this annual report.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mineral properties. Its goals are to protect the environment through a series of regulations affecting:

  Health and Safety
  Archaeological Sites
  Exploration Access

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mineral activities. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our activities and know what that will involve from an environmental standpoint.

We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business activities in the future.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only cost and effect of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We cannot speculate on those costs in light of our ongoing plans for exploration. When we are ready to drill, we will notify the B.C. Inspector of Mines. He will require a bond to be put in place to assure that the property will be restored to its original condition. We have estimated the cost of restoring the property to be between $3,000 to $9,000, depending upon the number of holes drilled. We have allocated this amount in the Use of Proceeds section of this registration statement.

Subcontractors

We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

At present, we have no employees, other than our two officers and directors. Our officers and directors are part-time employees and will devote about 10% of his time to our operation. Accordingly we have two total employees, no full-time employees and two part-time employees. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Mr. Zhang will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of our property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future. We do not intend to do so until we complete our public offering.

Risk Factors
  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue activities in which case you could lose your investment.

  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

  Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

  The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

  Our management has limited technical training and experience in mineral activities and consequently our activities, earnings and ultimate financial success could be irreparably harmed.

  Our management has limited technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, management may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our activities, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in the industry.

  We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities.

  We were incorporated in December 2004 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $26,557. The loss was a result of the payment of fees for staking our claims, incorporation, legal and accounting. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

  *   our ability to locate a profitable mineral claim
  *   our ability to generate revenues
  *   our ability to reduce exploration costs.

  Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

  Because we will have to spend additional funds to determine if we have a reserve, if we can't raise the money we will have to cease operations and you could lose your investment.

  Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

  Because our management only has limited technical training or experience in exploring for, starting, and operating an exploration program, management's decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. As a result, we may have to suspend or cease activities which will result in the loss of your investment.

  Our management has limited experience with exploring for, starting, and operating an exploration program. Further, our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our activities, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease activities, which will result in the loss of your investment.

  Weather interruptions in the province of British Columbia may affect and delay our proposed exploration activities.

  Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to our claims to be impassible during six to seven months of the year. When roads are impassible, we are unable to conduct exploration activities on the property.

  Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a loss of your investment.

  Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing reserve may go undiscovered. Without a reserve, we cannot generate revenues and you will lose your investment.

  We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend activities.

  Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after our public offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

  Because Mr. Zhang and Mr. McLeod have other outside business activities and will each only be devoting 10% of their time or approximately four hours per week each to our activities, our activities may be sporadic which may result in periodic interruptions or suspensions of exploration.

  Because Messrs. Zhang and McLeod, our officers and directors, have other outside business activities and will each only be devoting 10% of their time or four hours each per week to our activities, our activities may be sporadic and occur at times which are convenient to Messrs. Zhang and McLeod. As a result, exploration of the property may be periodically interrupted or suspended.

  Because title to the property is held in the name of another person, if she transfers the property to someone other than us, we will cease activities.

  Title to the property upon which we intend to conduct exploration activities is not held in our name. Title to the property is recorded in the name of Jacqueline A. McLeod, the wife of our secretary/treasurer. If Mrs. McLeod transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease activities. We believe if Mrs. McLeod transfers title to a third party, we will not have any claim against Mrs. McLeod. Under British Columbia law, title to British Columbia mineral claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law, we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

  Because there is no public trading market for our common stock, you may not be able to resell your stock.

  There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

ITEM 2.     DESCRIPTION OF PROPERTY.

We were incorporated in the State of Nevada on December 15, 2004. We will be engaged in the exploration of one mineral property. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 500, Reno, Nevada 89544 and our business office is located at Suite #658, 141-757 W. Hastings Street, Vancouver, British Columbia, Canada V6C 1A1 . Our telephone number is (778) 863-0186.

Claims

The following is a list of tenure numbers, claim, date of recording and expiration date of our claims:

Claim No.	Document Description	Recording	Expiration
503912	AGA Mineral Claim	January 15, 2006	January 16, 2007

Our claims consists of 20 contiguous units comprising of a total of 1,235 acres.

In order to maintain this claim, Mrs. McLeod must pay a fee of CDN$100 per year per claim or we must perform work on the claim. As long as the fee is paid, no work has to be performed to maintain the claim. Mrs. McLeod can renew the claim indefinitely by paying the fee; the amount of the renewal will not increase for the year ending 2006. We have no idea if the fee to renew the claim will increase after 2006. There is no grace period if there is a default on the work or if Mr. McLeod misses renewing the claim. Mrs. McLeod will not cause the claim to expire as a result of not renewing the same or failing to perform work on the claim, provided mineralized material is found. In the event that our exploration program does not find mineralized material, Mrs. McLeod will allow the claim expire and we will cease activities. Our officers and directors will personally reimburse Mrs. McLeod for payments made by her to maintain the claim.

The property was selected because gold and platinum has been discovered in the area.

ITEM 3.     LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth fiscal quarter of 2005, there were no matters submitted to a vote of our stockholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Of the 1,000,000 shares of common stock outstanding as of September 30, 2005, all shares were owned by our officers and directors and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At December 31, 2005, there were two holders of record.

Status of our public offering

On October 17, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-124181, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

As of the date of this report, we have not completed our initial public offering.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.     PLAN OF OPERATIONS.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business activities.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others in our public offering. We must raise cash to implement our project and stay in business. The minimum amount of our public offering will allow us to operate for at least one year. Our success or failure will be determined by what we find under the ground. The more money we raise, the more core samples we can take. The more core samples we take, the more thorough our exploration will be conducted. Since we do not know what we will find under the ground, we cannot tell you if we will be successful even if we raise the maximum amount of our public offering. We will not begin exploration of the property until we raise money from our public offering. We believe we will need to raise the minimum amount in our public offering of $100,000 in order to remove uncertainties surrounding our ability to continue as a going concern.

To meet our need for cash we are attempting to raise money from our public offering. We will be able to stay in business for one year if we raise at least $100,000. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of this annual report. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our public offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

Our officers and directors are unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. If we raise the maximum amount of money from our public offering, it will last a year. Other than as described in this paragraph, we have no other financing plans.

We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this annual report. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a reserve and we have determined it is economical to extract the minerals from the land.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease activities until we raise more money. If we can't or don't raise more money, we will cease activities. If we cease activities, we don't know what we will do and we don't have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

The following are our milestones:

  0-30 days after completion of our public offering, retain our consultant to manage the exploration of the property. - Cost $15,000. Time of retention 0-90 days.

  30-120 days after completion of our public offering. - Core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from our public offering. Core drilling we be subcontracted to non-affiliated third parties. No power source is need for core drilling. The drilling rig operates on diesel fuel. All electric power need, for light and heating while on the property will be generated from gasoline powered generators. Time to conduct the core drilling - 90 days.

  120-150 days after completion of our public offering. Have independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, define the body. We estimate that it will cost $10,000 to analyze the core samples and will take 30 days.

All funds for the foregoing activities will be obtained from our public offering.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Activities

From Inception on December 15, 2004 to September 30, 2005

We acquired one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. We have staked the property and will begin our exploration plan upon completion of our public offering.

Since inception, we have used loans from Jianping Zhang, our president, to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by him from inception on December 15, 2004 to September 30, 2005 was $52,711. The loans are not evidenced by any written instrument and are to be repaid only in the event that mineralized material is found on the property. The loans will not be repaid from the proceeds from our public offering. The loans are without interest and will only be repaid from subsequent funds received from activities.

Liquidity and Capital Resources

As of the date of this annual report, we have yet to generate any revenues from our business activities.

In December 2004, we issued 1,000,000 shares of common stock through an exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock.

As of September 30, 2005, our total assets were $45,442 and our total liabilities were $70,999.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004) ("SFAS") No. 123R , "Share-Based Payment." SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes PB Opinion No. 25, "Accounting for Stock Issued to Employees" SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29" SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions" that was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

FASB has also issued SFAS No. 151 and 152 but they will not have any relationship to the operations of the Company therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB No. 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB No. 107 during implementation of SFAS 123R.

PART III

ITEM 7.     FINANCIAL STATEMENTS.

MOEN AND COMPANY
CHARTERED ACCOUNTANTS
Member:
Canadian Institute of Chartered Accountants	Securities Commission Building
Institute of Chartered Accountants of British Columbia	PO Box 10129, Pacific Centre
Institute of Management Accountants (USA) (From 1965)	Suite 1400 - 701 West Georgia Street
Vancouver, British Columbia
Registered with:	Canada V7Y 1C6
Public Company Accounting Oversight Board (USA) (PCAOB)	Telephone: (604) 662-8899
Canadian Public Accountability Board (CPAB)	Fax: (604) 662-8809
Canada - British Columbia Public Practice Licence	Email: moenca@telus.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
AGA Resources, Inc.

We have audited the accompanying balance sheet of AGA Resources, Inc. as of September 30, 2005 and the related statements of income, retained earnings (deficit), cash flows and changes in stockholders' equity for the period from the date of inception on December 15, 2004, to September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AGA Resources, Inc. as of September 30, 2005 and the results of its Income and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"Moen and Company"
Vancouver, British Columbia, Canada	("Signed")
Chartered Accountants
December 22, 2005

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheet
September 30, 2005
(Expressed in U.S. Dollars)

September 30,
ASSETS	2005
Current Assets
Cash	$45,442
TOTAL ASSETS	$45,442

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$788
Accrued Liabilities	5,000
Loan payable to related party (note 5)	52,711
Advances on share subscriptions (Note 7 (a) )	12,500
TOTAL LIABILITIES	70,999

Stockholders' Equity (Deficit)
Common Stock (note 4)
Authorized:
100,000,000 common shares, with a $0.00001 par value
100,000,000 preferred shares, with a $0.00001 par value
Issued:
1,000,000 common shares issued and outstanding, par value	10
Additional paid in capital	990
Donated Capital	7,125
8,125
Deficit, accumulated during the exploration stage	(33,682)

TOTAL STOCKHOLDERS' EQUITY (Deficit)	(25,557)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,442

The accompanying notes are an integral part of these financial statements

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Income
For the period from date of inception on December 15, 2004 to September 30, 2005
(Expressed in U.S. Dollars)

Accumulated
From
Inception
Date of
December 15,
2004 to
September 30,
2005

Revenue	$--
Expenses
Bank charges and interest	107
Donated Services	4,750
Donated Rent	2,375
Office costs	7
Professional fees	22,524
Filing fees	719
Impairment of Mineral property costs and deferred exploration expenditures	3,200
33,682

Net Loss for the Period	$(33,682)

Basic and diluted loss per share	$(0.03)

Weighted average number
of shares outstanding-Basic and Diluted	1,000,000

The accompanying notes are an integral part of these financial statements

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Cash Flows
For the period from date of inception on December 15, 2004 to September 30, 2005
(Expressed in U.S. Dollars)
Accumulated
From
Inception
Date of
December 15,
2004 to
September 30,
2005
Operating Activities
Net Loss for the period	$(33,682)
Adjustment to reconcile net loss to net cash used in operating activites
Impairment of Mineral property costs and deferred exploration expenditures	3,200
Non cash changes
Donated Service	4,750
Donated Rent	2,375
Changes in operating assets and liabilities
Accounts payable	788
Accrued liabilities	5,000
Advances on subscription	12,500
Net cash used in operating activities	(5,069)
Investing Activities	--
Mineral property costs and deferred exploration expenditures	(3,200)
Net cash used in investing activities	(3,200)
Financing Activities
Capital stock issued	1,000
Loan from related party	52,711
Net cash provided by financing activities	53,711
Increase in cash	45,442
Cash, Beginning of Period	--
Cash, End of Period	$45,442

Supplementory Information-non cash items:
Donated Services	4,750
Donated Rent	2,375

The accompanying notes are an integral part of these financial statements

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For The Period From Inception Date of December 15, 2004 to September 30, 2005
(Expressed in U.S. Dollars)

						Deficit
						Accumulated	Total
	Number of		Additional	Total		In	Stockholders'
	Common	par	Paid-in	Capital	Donated	Exploration	Equity
	Shares	Value	Capital	Stock	Capital	Stage	(deficit)

Balance, December 15, 2004
(date of inception)	--	$--	$--	$--	$--	$--	--

Capital stock issued for cash
- December 17, 2004 at $0.001	1,000,000	10	990	1,000			1,000

Donated Capital					7,125		7,125

Net loss for the period						(33,682)	(33,682)
Balance, September 30, 2005	1,000,000	$10	$990	$1,000	$7,125	$(33,682)	$(25,557)

The accompanying notes are an integral part of these financial statements

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2005
(Expressed in U.S. Dollars)

Note 1	Nature and Continuance of Operations

AGA Resources, Inc. ("The Company") was incorporated in the State of Nevada on December 15, 2004, which is also the inception date. The company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds from the sale thereof.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $33,682 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Management is in the process of identifying sources for additional financing to fund working capital requirements and the ongoing development of the Company's business.

Note 2	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in US dollars. The Company's fiscal year end is September 30.

Mineral property acquisition costs and deferred exploration expenditures

Mineral properties consist of exploration and mining concessions, options and contracts. Acquisition and leasehold cost and exploration costs are capitalized and deferred until such time as the property is put into production or the properties are disposed of either through sale or abandonment. These costs are evaluated at the end of each reporting period for indication of impairment. If put into production, the costs of acquisition and exploration will

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2005
(Expressed in U.S. Dollars)

Note 2	Summary of Significant Accounting Policies - (cont'd)

be depreciated over the life of the property, based on estimated economic reserves. Proceeds received from the sale of any interest in property will first be credited against the carrying value of the property, with any excess included in operation for the period. If a property is abandoned, the property and deferred exploration costs will be written off to operations.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and loan payable to related party approximate their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to a plan of action based on the then known facts.

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2005
(Expressed in U.S. Dollars)

Note 2	Summary of Significant Accounting Policies - (cont'd)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standard (SFAS) No. 123 R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 " Accounting for Stock-based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which and entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunctjion with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2005
(Expressed in U.S. Dollars)

Note 2	Summary of Significant Accounting Policies - (cont'd)

Stock-based Compensation (cont'd)

instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a vide range of share-based compensation arrangements including share options, restricted share plans , performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

Comprehensive Income
The Company has no items that represent other comprehensive income, and therefore no statement of comprehensive income is provided.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash is deposited with a high quality credit institution.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets- An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2005
(Expressed in U.S. Dollars)

Note 3	Mineral Property

The company owns mineral claims comprising a total of 20 contiguous units and an area of 1,235 acres. The property is situated within the Burrell Creek and St. Annes Creek Valleys on the southern end of the Franklin Gold Camp in the Greenwood Mining Division, British Columbia, Canada. This property is held in trust for the Company and subsequent to September 30, 2005, the amount of $1,897.37 ($2,000 Cdn) was paid in lieu of work commitments. This property is under tenure number 503912 and expires January 16, 2007.

Note 4	Share Capital
Authorized:
100,000,000 common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share

Issued:
During the period from December 15, 2004 (Inception) to September 30, 2005 the Company issued 1,000,000 common shares for total cash proceeds of $1,000.

At September 30, 2005 there were no outstanding stock options or warrants.

Note 5	Related Party Transactions

As at September 30, 2005, Jianping Zhang, a Director, Chief Executive Officer and Shareholder has a loan of $52,711 to the company which is unsecured, bears no interest and has no specific terms of repayment.

As at September 30, 2005, Mrs. Jacqueline A. McLeod, the wife of the secretary, treasurer and director of the company holds the Company's mineral property in trust for use by the Company. Mrs. McLeod will not retain any percentage or ownership in the property or ownership of any minerals discovered during the exploration and she will not be entitled to a percentage of the revenue generated from the use of the property.

Note 6	Deferred Tax Assets

The Company has losses forward for income tax purposes to September 30, 2005. There are no current or deferred tax expenses for the period ended September 30, 2005, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2005
(Expressed in U.S. Dollars)

Note 6	Deferred Tax Assets (cont'd)

	The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

			September 30, 2005
		Deferred tax assets	$10,363
		Valuation allowance	$(10,363)
		Net deferred tax assets	$-

	A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the period ended September 30, 2005 is as follows:

			September 30, 2005
		Statutory federal income tax rate	-34.00%
		Valuation allowance	34.00%
		Effective income tax rate	0.00%

The benefit of a potential reduction in future income taxes has not been recorded as an asset at September 30, 2005 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses. The company has net operating losses carried forward of $ 30,482.

Note 7	Subsequent Events

	(a).

After September 30, 2005, the Company raised US$101,000 as of December 19, 2005, representing subscriptions for 1,010,000 common shares at $ 0.10 per share, subject to a prospectus and regulating approvals. Advances on these subscriptions that total $12,500 were received to September 30, 2005.

	(b).	Subsequent to September 30, 2005, the mineral property was extended to an expiry date of January 16, 2007 by payment of $ 1897.37.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to September 30, 2005, included in this report have been audited by Moen & Company, Chartered Accountants, 701 West Georgia Street, Suite 1400, Vancouver, British Columbia, Canada V7Y 1C6, as set forth in this annual report.

ITEM 8A.     CONTROLS AND PROCEDURES.

(a)   Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)   Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serves until their successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Jianping Zhang	47	president, principal executive officer and a
1026 Tuxedo Drive		member of the board of directors
Port Moody, British Columbia
Canada

James W. McLeod	63	secretary, treasurer, principal accounting officer,
#202 - 1318 - 56th Street		principal financial officer and member of the
Delta, British Columbia		board of directors
Canada

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Since December 28, 2004, Jianping Zhang has been our president, principal executive officer, and a member of the board of directors. From April 1997 to the present, Mr. Zhang has been the vice president of engineering and a research scientist for Moupic Electronics Ltd., a British Colombia corporation. Moupic is engaged in the business of developing telecommunications products that are mobile, universal, personal and integrated. Moupic product line includes numeric and voice pages, advance cordless and cellular phones, global positioning system, miniature satellite terminal, advance HF SSB communication network. In April 1995, Mr. Zhang received a Ph.D. in Applied Physics from Simon Fraser University in British Columbia, Canada. Mr. Zhang will devote 10% of his time or four hours per week to our operation. Mr. Zhang will jointly manage our operations with Mr. McLeod and a consultant to be hired by us. Mr. Zhang has no involvement with any other mineral exploration companies. Mr. Zhang intends to continue his association with us after our public offering is completed.

Since December 28, 2004, James W. McLeod has been our secretary, treasurer, principal accounting officer, principal financial officer and member of the board of directors. Mr. McLeod graduated from the University of British Columbia in 1969. He received a Bachelor of Science degree with a major in geology. He is a member in good standing of the Association of Professional Engineers and Geoscientists of British Columbia, membership number 18712 and a Fellow of the Geological Association of Canada. Since May 18, 1971, Mr. McLeod has been engaged in the business of an independent geologist and has also engaged in the business of staking of claims and as a field worker. Mr. McLeod staked properties which were purchased by ECP Ventures, Inc., Maysia Resources Corporation and Goliath Resources Inc. Mr. McLeod is no longer affiliated with ECP Ventures, Inc. and has never been affiliated with Maysia Resources Corporation or Goliath Resources Inc. Mr. McLeod only relationship with Maysia Resources Corporation was that he staked the claims upon which Maysia Resouces intend to conduct exploration activities and he counseled Saleem Mohamad, Maysia Resources' president about Maysia Resources' exploration program. Mr. McLeod only relationship with Goliath Resources Inc. was that he staked the claims purchased by them and he counseled them. From June 30, 1986 to March 24, 2005, Mr. McLeod was an officer and director of Canstar Resources, Inc., formerly, Nustar Resources Inc., formerly Big I Developments Ltd., currently Canstar Resources Inc. Canstar Resources is engaged in the business of mineral exploration. Canstar common stock trades on the TSX Venture

Exchange under the symbol OX. From March 12, 2002 until October 4, 2004, Mr. McLeod was a director and officer of ECP Ventures Inc. Mr. McLeod selected the mining property explored by ECP Ventures. ECP Ventures changed its name to 2-Track Global, Inc. on December 1, 2004. 2-Track Global common stock trades on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol OTO. 2-Track Ventures Inc. is engaged in the business of vessel and vehicle fleet management solutions. These companies asked Mr. McLeod to provide consulting services related to their operation. Mr. McLeod will devote 10% of his time or four hours per week to our operation. Mr. McLeod will jointly manage our operations with Mr. Zhang and a consultant to be hired by us. Mr. McLeod intends to continue his association with us after our public offering is completed.

Conflicts of Interest

At the present time, we do not foresee a direct conflict of interest because we do not intend to acquire any additional properties. The only conflict that we foresee is Messrs. Zhang's and McLeod's devotion of time to projects that do not involve us. In the event that Messrs. Zhang and McLeod cease devoting time to our activities, they have agreed to resign as officers and directors.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We have a separately designated audit committee comprised of our entire board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Compliance with Section 16(a) of the Securities Act of 1934

We are currently not subject to section 16(a) of the Securities Act of 1934.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on December 15, 2004 through September 30, 2005, for our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
						Long-Term Compensation
			Annual Compensation			Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
						Securities
						Restricted
				Other	Under	Shares or		Other
				Annual	Options/	Restricted		Annual
Names Executive				Compen-	SARs	Share	LTIP	Compen-
Officer and	Year	Salary	Bonus	sation	Granted	Units	Payouts	sation
Principal Position	Ended	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)
Jianping Zhang	2005	0	0	0	0	0	0	0
President	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

James W. McLeod	2005	0	0	0	0	0	0	0
Secretary/Treasurer	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

We have not paid any salaries in 2004.  We do not anticipate paying any salaries at any time in 2005. We will not begin paying salaries until we have adequate funds to do so. We will not pay any funds to our officers and directors from the proceeds of our public offering.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as members of the board of directors.

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in our public offering.

The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Ownership [1]	Shares	Ownership
Jianping Zhang	900,000	90%
1026 Tuxedo Drive
Port Moody, British Columbia
Canada

James W. McLeod	100,000	10%
#202 - 1318 - 56th Street
Delta, British Columbia
Canada V4L 2A4

All Officers and Directors	1,000,000	100%
as a Group (2 persons)

[1]     The persons named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Messrs. Zhang and McLeod are the only "promoters" of our company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In December 2004, we issued a total of 900,000 shares of restricted common stock to Jianping Zhang, our president, in consideration of $900 and 100,000 shares of restricted common stock to James W. McLeod, our secretary/treasurer, in consideration of $100. This was accounted for as a purchase of common stock.

As of September 30, 2005, $52,711 is due to Mr. Jianping Zhang for advances made on our behalf. There is no written document to reflect the advances or repayment thereof. The advances do not accrue interest. We have verbally agreed to repay Mr. Jianping Zhang when funds become available. The proceeds of our public offering will not be used to repay Mr. Jianping Zhang.

PART IV

ITEM 13.     EXHIBITS.

Exhibits

The following exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-124181 on April 20, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
5.1	Opinion of Conrad C. Lysiak, Esq. regarding the legality of the Securities being registered.
10.1	Aga Mineral Claim.
23.1	Consent of Moen & Company, Chartered Accountants.
23.2	Consent of Conrad C. Lysiak, Esq.
99.1	Subscription Agreement.

The following documents are included herein:

Exhibit No.	Document Description

14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2005	$6,950	Moen and Company, Chartered Accountants
2004	$0	Moen and Company, Chartered Accountants

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2005	$0	Moen and Company, Chartered Accountants
2004	$0	Moen and Company, Chartered Accountants

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005	$0	Moen and Company, Chartered Accountants
2004	$0	Moen and Company, Chartered Accountants

(4)   All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2005	$0	Moen and Company, Chartered Accountants
2004	$0	Moen and Company, Chartered Accountants

(5)   Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)   The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of February, 2006.

AGA RESOURCES, INC.
(the "Registrant")

BY:	/s/ Jianping Zhang
Jianping Zhang, President, Principal Executive Officer and a Member of the Board of Directors

BY:	/s/ James W. McLeod
James W. McLeod, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer and a Member of a Board of Directors

Pursuant to the requirements of the Securities Act of 1933, this amended Form SB-2 Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jianping Zhang	President, Principal Executive Officer, and a	February 1, 2006
Jianping Zhang	Member of the Board of Directors

/s/ James W. McLeod	Secretary, Treasurer, Principal Financial Officer and	February 1, 2006
James W. McLeod	Principal Accounting Officer and a Member of a
Board of Directors