Form 10QSB
period 2005-12-31
AGA RESOURCES, INC.
filed 2006-02-14
CIK 1321366

====================================================================================================

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the quarter ended December 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the transition period from

AGA RESOURCES, INC.
(Name of small business issuer in its charter)

Commission File Number 000-51781

Nevada	N/A
(State or Other Jurisdiction of Organization)	(IRS Employer Identification #)

141 - 757 West Hastings Street
Suite #658
Vancouver, British Columbia
Canada V6C 1A1
(Address of principal executive offices, including zip code)

(778) 863-0186
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The Registrant is a Shell company. [   ]

As of February 14, 2006, the Company had 2,010,000 shares of common stock outstanding.

====================================================================================================

PART I. - FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS.

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheet
December 31, 2005
(Expressed in U.S. Dollars)

	December 31,	September 30,
ASSETS	2005	2005
	(Unaudited -	(Audited)
	Prepared by
	Management)
Current Assets

Cash	$121,657	$45,442
TOTAL ASSETS	$121,657	$45,442

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$788	$788
Accrued Liabilities	5,000	5,000
Loan payable to related party (note 5)	52,711	52,711
Advances on share subscriptions (Note 7 (a) )		12,500
TOTAL LIABILITIES	58,499	70,999

Stockholders' Equity (Deficit)
Common Stock (note 4)
Authorized:
100,000,000 common shares, with a $0.00001 par value
100,000,000 preferred shares, with a $0.00001 par value
Issued:
2,010,000 common shares issued and outstanding, par value	20	10
Additional paid in capital	101,980	990
Donated Capital	9,375	7,125
	111,375	8,125
Deficit, accumulated during the exploration stage	(48,217)	(33,682)
TOTAL STOCKHOLDERS' EQUITY (Deficit)	63,158	(25,557)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$121,657	$45,442

The accompanying notes are an integral part of these financial statements

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Income
For Three Month Period Ended December 31, 2005
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

		Accumulated
		From
		Inception
		Date of
	Three Month	December 15,
	Period Ended	2004 to
	December 31,	December 31,
	2005	2005

Revenue	$--	$--
Expenses
Bank charges and interest	337	444
Donated Services	1,500	6,250
Donated Rent	750	3,125
Office costs		7
Professional fees	10,479	33,003
Filing fees	1,469	2,188
Impairment of Mineral property costs
and deferred exploration expenditures		3,200
	14,535	48,217

Net Loss for the Period	$(14,535)	$(48,217)

Basic and diluted loss per share	$(0.01)	$(0.05)

Weighted average number
of shares outstanding-Basic and Diluted	1,163,260	1,002,666

The accompanying notes are an integral part of these financial statements.

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Cash Flows
For Three Month Period Ended December 31, 2005
(Unaudited - Prepared by Management)
		Accumulated
		From
		Inception
		Date of
	Three Month	December 15,
	Period Ended	2004 to
	December 31,	December 31,
	2005	2005
Operating Activities
Net Loss for the period	$(14,535)	$(48,217)
Adjustment to reconcile net loss to net cash used in operating activities
Impairment of Mineral property costs and
deferred exploration expenditures		3,200
Non cash changes
Donated Services	1,500	6,250
Donated Rent	750	3,125
Changes in operating assets and liabilities
Accounts payable		788
Accrued liabilities		5,000
Advances on share subscriptions	(12,500)
Net cash used in operating activities	(24,785)	(29,854)
Investing Activities
Mineral property costs and deferred exploration expenditures		(3,200)
Net cash used in investing activities		(3,200)
Financing Activities
Capital stock issued	101,000	102,000
Loan from related party		52,711
Net cash provided by financing activities	101,000	154,711
Increase in cash	76,215	121,657
Cash, Beginning of Period	45,442	--
Cash, End of Period	$121,657	$121,657

Supplementary Information-non cash items:
Donated Services	1,500	6,250
Donated Rent	750	3,125

The accompanying notes are an integral part of these financial statements.

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For The Period From Inception Date of December 15, 2004 to December 31, 2005
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

						Deficit
						Accumulated	Total
	Number of		Additional	Total		In	Stockholders'
	Common	par	Paid-in	Capital	Donated	Exploration	Equity
	Shares	Value	Capital	Stock	Capital	Stage	(Deficit)

Balance, December 15, 2004
(date of inception)	--	$ --	$ --	$ --	$ --	$ --	$ --
Capital stock issued for cash
- December 17, 2004 at $0.001	1,000,000	10	990	1,000			1,000
Donated Capital					7,125		7,125
Net loss for the period ended September 30, 2005						(33,682)	(33,682)
Balance, September 30, 2005	1,000,000	10	990	1,000	7,125	(33,682)	(25,557)
Capital stock issued for cash
- November 28, 2005 at $0.10	1,010,000	10	100,990	101,000			101,000
Donated Capital					2,250		2,250
Net loss, three months ended December 31, 2005						(14,535)	(14,535)
Balance, December 31, 2005	2,010,000	$20	$101,980	$102,000	$9,375	$(48,217)	$63,158

The accompanying notes are an integral part of these financial statements

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $48,217 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Management is in the process of identifying sources for additional financing to fund working capital requirements and the ongoing development of the Company's business.

Note 2	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in US dollars. The Company' s fiscal year end is September 30.

Mineral property acquisition costs and deferred exploration expenditures

Mineral properties consist of exploration and mining concessions, options and contracts. Acquisition and leasehold cost and exploration costs are capitalized and deferred until such time as the property is put into production or the properties are disposed of either through sale or abandonment. These costs are evaluated at the end of each reporting period for indication of impairment. If put into production, the costs of acquisition and exploration will be depreciated over the life of the property, based on

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

Note 2	Summary of Significant Accounting Policies - (cont' d)

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

Foreign Currency Translation

The Company' s functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 " Foreign Currency Translation" .. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and loan payable to related party approximate their fair value because of the short maturity of these instruments. The Company' s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company' s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company' s commitments to a plan of action based on the then known facts.

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

Note 2	Summary of Significant Accounting Policies B (cont' d)

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

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standard (SFAS) No. 123 R, " Share Based Payment" .. SFAS 123R is a revision of SFAS No. 123 " Accounting for Stock-based Compensation" , and supersedes APB Opinion No. 25, " Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which and entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity' s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging issues Task Force Issue No. 96-18, " Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" .. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, " Employers' Accounting for Employee Stock Ownership Plans" .. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

Note 2	Summary of Significant Accounting Policies - (cont' d)

Stock-based Compensation (cont' d)

date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award B the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a vide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company' s results of operations or financial position.

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

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, " Exchanges of Nonmonetary Assets- An Amendment of APB Opinion No. 29" .. The guidance in APB Opinion No. 29, " Accounting for Nonmonetary Transactions" , is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company' s results of operations or financial position.

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

Note 3	Mineral Property

The company owns mineral claims comprising a total of 20 contiguous units and an area of 1,235 acres. The property is situated within the Burrell Creek and St. Annes Creek Valleys on the southern end of the Franklin Gold Camp in the Greenwood Mining Division, British Columbia, Canada. This property is held in trust for the Company and subsequent to December 31, 2005, the amount of $1,897.37 ($2,000 Cdn) was paid in lieu of work commitments. This property is under tenure number 503912 and expires January 16, 2007.

Note 4	Share Capital
Authorized:
100,000,000 common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share

Issued:
During the period from December 15, 2004 (Inception) to December 31, 2005 the Company issued 2,010,000 common shares for total cash proceeds of $102,000.
At December 31, 2005 there were no outstanding stock options or warrants.

Note 5	Related Party Transactions

As at December 31, 2005, Jianping Zhang, a Director, Chief Executive Officer and Shareholder has a loan of $52,711 to the company which is unsecured, bears no interest and has no specific terms of repayment.

As at December 31, 2005, Mrs. Jacqueline A. McLeod, the wife of the secretary, treasurer and director of the company holds the Company' s mineral property in trust for use by the Company. Mrs. McLeod will not retain any percentage or ownership in the property or ownership of any minerals discovered during the exploration and she will not be entitled to a percentage of the revenue generated from the use of the property.

Note 6	Deferred Tax Assets

The Company has losses forward for income tax purposes to December 31, 2005. There are no current or deferred tax expenses for the period ended December 31, 2005, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period.Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

Note 6	Deferred Tax Assets (cont' d)

	The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

		December 31, 2005
	Deferred tax assets	$16,394
	Valuation allowance	$(16,394)
	Net deferred tax assets	$-

	A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the period ended September 30, 2005 is as follows:

		December 31, 2005
	Statutory federal income tax rate	-34.00%
	Valuation allowance	34.00%
	Effective income tax rate	0.00%

The benefit of a potential reduction in future income taxes has not been recorded as an asset at December31, 2005 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses. The company has net operating losses carried forward of $48,217.

Note 7	Subsequent Events

	Subsequent to December 31, 2005, the mineral property was extended to an expiry date of January 16, 2007 by payment of $ 1897.37.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business activities.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. We completed our public offering and raised $100,000. We believe the money will allow us to operate for one year.

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

Milestones

The following are our milestones:

  0-30 days from the date of this report, retain our consultant to manage the exploration of the property. - Cost $15,000. Time of retention: 0-90 days.

  30-120 days from the date of this report. - Core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from our public offering. Core drilling will be subcontracted to non-affiliated third parties. No power source is need for core drilling. The drilling rig operates on diesel fuel. All electric power needed for light and heating while on the property will be generated from gasoline powered generators. Time to conduct the core drilling: 90 days.

  120-150 days from the date of this report. - Have independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, define the body. We estimate that it will cost $10,000 to analyze the core samples and will take 30 days.

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

To become profitable and competitive, we must conduct the research and exploration of our properties before we start production of any minerals we may find.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Activities

From Inception on December 15, 2004 to December 31, 2005

We have the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. We have staked the property and will begin our exploration plan in the next 30 days.

Since inception, we have used loans from Jianping Zhang, our president, to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by him from inception on December 15, 2004 to December 31, 2005 was $52,711. The loans are not evidenced by any written instrument and are to be repaid only in the event that mineralized material is found on the property. The loans will not be repaid from the proceeds from our public offering. The loans are without interest and will only be repaid from subsequent funds received from activities.

Liquidity and Capital Resources

As of the date of this quarterly report, we have yet to generate any revenues from our business activities.

In December 2004, we issued 1,000,000 shares of common stock through an exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock.

In January 2006, we completed out public offering and raised $101,000.

As of December 31, 2005, our total assets were $121,657 and our total liabilities were $58,499.

ITEM 3.     CONTROLS AND PROCEDURES.

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

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On October 17, 2005, the Securities and Exchange Commission declared our Form SB-2

Registration Statement effective, file number 333-124181, permitting us to offer up to a maximum of 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

In December of 2005, we completed our public offering and sold 1,010,000 shares of common stock and raised $101,000. We have partially used the funds during the quarter ending December 31, 2005 to pay operating expenses and accounting fees. The balance is available to cover the costs of starting the business and the losses that may be incurred in the start up period.

The following amounts were paid from the proceeds of the offering:

Operating Expenses	$200
Accounting Fees	$4,500
Total	$4,700

TEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of February, 2006.

AGA RESOURCES, INC.
(the "Registrant")

BY:	/s/ Jianping Zhang
Jianping Zhang, President, Principal Executive Officer and a Member of the Board of Directors

BY:	/s/ James W. McLeod
James W. McLeod, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer and a Member of a Board of Directors