Form 10QSB
period 2006-03-31
AGA RESOURCES, INC.
filed 2006-05-10
CIK 1321366

FORM 10-QSB
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 [X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT of 1934 For the quarter ended March 31, 2006

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

PART I. - FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS.

 AGA RESOURCES, INC.

 (A Nevada Corporation)

 (An Exploration Stage Company)

 Balance Sheet

 (Expressed in U.S. Dollars)

March 31,
September 30,

2006
2005

(Unaudited - Prepared by Management and reviewed by Moen and Company)

(Audited)

  ASSETS

 Current Assets

     Cash
$
105,545
$
45,442

 TOTAL ASSETS
$
105,545
$
45,442

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities

     Accounts payable
$
$
788

     Accrued Liabilities
5,000

     Loan payable to related party (note 5)
52,711
52,711

     Advances on share subscriptions (Note 7 (a) )
12,500

 TOTAL LIABILITIES

52,711

70,999

 Stockholders' Equity (Deficit)

     Common Stock (note 4)

     Authorized:

         100,000,000 common shares, with a $0.00001 par value

         100,000,000 preferred shares, with a $0.00001 par value

     Issued:

         2,010,000 common shares issued and outstanding, par value

         (September 30, 2005 - 1,000,000 common shares)
20
10

         Additional paid in capital
101,980
990

         Donated Capital

11,625

7,125

113,625
8,125

     Deficit, accumulated during the exploration stage
-60,791
-33,682

TOTAL STOCKHOLDERS' EQUITY (Deficit)	52,834
-25,557

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
$
105,545
$
45,442

 The accompanying notes are an integral part of these financial statements

 AGA RESOURCES, INC.

 (A Nevada Corporation)

 (An Exploration Stage Company)

 Statements of Income

 (Expressed in U.S. Dollars)

 (Unaudited - Prepared by Management and reviewed by Moen and Company)

Accumulated

From

Inception

Date of

Three Month
Six Month
December 15,

Period Ended
Period Ended
2004 to

March 31,
March 31,
March 31,

2006
2006
2006

 Revenue
$
--
$
--
$
--

 Expenses

Bank charges and interest	189
526
633

Donated Services	1,500
3,000
7,750

Donated Rent	750
1,500
3,875

Office costs	7

Professional fees	7,845
18,324
40,848

Filing fees	684
2,153
2,872

     Impairment of Mineral property costs and deferred exploration expenditures
1,606
1,606
4,806

12,574
27,109
60,791

 Net Loss for the Period
$
-12,574
$
-27,109
$
-60,791

 Basic and diluted loss per share
$
-0.01
$
-0.02

 Weighted average number

 of shares outstanding-Basic and Diluted
2,010,000
1,415,068

 The accompanying notes are an integral part of these financial statements

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited - Prepared by Management and reviewed by Moen and Company)

	Three Month	Six Month	Accumulated From
	Period Ended	Period Ended	Inception Date of
	March 31,	March 31,	December 15, 2004 to
	2006	2006	March 31, 2006
Operating Activities
Net Loss for the period	$-12,574	$-27,109	$-60,791
Adjustment to reconcile net loss to net cash used in operating activites
Impairment of Mineral property costs and deferred exploration expenditures	1,606	1,606	4,806
Non cash charges
Donated Services	1,500	3,000	7,750
Donated Rent	750	1,500	3,875
Changes in operating assets and liabilities
Accounts payable	-788	-788
Accrued liabilities	-5,000	-5,000
Advances on share subscriptions		-12,500
Net cash used in operating activities	-14,506	-39,291	-44,360

Investing Activities
Mineral property costs and deferred exploration expenditures	-1,606	-1,606	-4,806
Net cash used in investing activities	-1,606	-1,606	-4,806

Financing Activities
Capital stock issued		101,000	102,000
Loan from related party			52,711
Net cash provided by financing activities		101,000	154,711

Increase (Decrease) in cash	-16,112	60,103	105,545
Cash, Beginning of Period	121,657	45,442	--
Cash, End of Period	$105,545	$105,545	$105,545

Supplementory Information-non cash items:
Donated Services	1,500	3,000	7,750
Donated Rent	750	1,500	3,875

The accompanying notes are an integral part of these financial statements

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For The Period From Inception Date of December 15, 2004 to March 31, 2006
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management and reviewed by Moen and Company)

						Deficit
						Accumulated	Total
	Number of		Additional	Total		In	Stockholders'
	Common	par	Paid-in	Capital	Donated	Exploration	Equity
	Shares	Value	Capital	Stock	Capital	Stage	(Deficit)

Balance, December 15, 2004 (date of inception)	--	$ --	$ --	$ --	$ --	$ --	$ --
Capital stock issued for cash - December 17, 2004 at $0.001	1,000,000	10	990	1,000			1,000
Donated Capital					7,125		7,125
Net loss for the period ended September 30, 2005						-33,682	-33,682
Balance, September 30, 2005	1,000,000	10	990	1,000	7,125	-33,682	-25,557
Capital stock issued for cash - November 28, 2005 at $0.10	1,010,000	10	100,990	101,000			101,000
Donated Capital					4,500		4,500
Net loss, six months ended March 31, 2006						-27,109	-27,109

Balance, March 31, 2006	2,010,000	$20	$101,980	$102,000	$11,625	$(60,791)	$52,834

The accompanying notes are an integral part of these financial statements

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management
and reviewed by Moen and Company)
____________________________________________________________________________________

Note 1 Nature and Continuance of Operations

AGA Resources, Inc. (“The Company”) was incorporated in the State of Nevada on December 15, 2004, which is also the inception date. The company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds from the sale thereof.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $60,791 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Management is in the process of identifying sources for additional financing to fund working capital requirements and the ongoing development of the Company’s business.

Note 2	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in US dollars. The Company’s fiscal year end is September 30.

Mineral property acquisition costs and deferred exploration expenditures

Mineral properties consist of exploration and mining concessions, options and contracts. Acquisition and leasehold cost and exploration costs are capitalized and deferred until such time as the property is put into production or the properties are disposed of either through sale or abandonment. These costs are evaluated at the end of each reporting period for indication of impairment. An impairment of $4,806 is charged to income to March 31, 2006. If put into production, the costs of acquisition and exploration will

Note 2	Summary of Significant Accounting Policies - (cont’d)

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and loan payable to related party approximate their fair value because of the short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to a plan of action based on the then known facts.

Note 2	Summary of Significant Accounting Policies - (cont’d)

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

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standard (SFAS) No. 123 R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “ Accounting for Stock-based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which and entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity

Note 2  Summary of Significant Accounting Policies - (cont’d)

Stock-based Compensation (cont’d)

instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a vide range of share-based compensation arrangements including share options, restricted share plans , performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets- An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

Authorized:

100,000,000 common shares with a par value of $0.00001 per share

100,000,000 preferred shares with a par value of $0.00001 per share

Issued:

During the period from December 15, 2004 (Inception) to March 31, 2006 the Company issued 2,010,000 common shares for total cash proceeds of $102,000.

At March 31, 2006 there were no outstanding stock options or warrants.

Note 5	Related Party Transactions

As at March 31, 2006, Jianping Zhang, a Director, Chief Executive Officer and Shareholder has a loan of $52,711 to the company which is unsecured, bears no interest and has no specific terms of repayment.

As at March 31, 2006, Mrs. Jacqueline A. McLeod, the wife of the secretary, treasurer and director of the company holds the Company’s mineral property in trust for use by the Company. She has agreed in writing not to cause the title to the mineral claim to pass to another person or entity other than the Company, until such time as the Company decides to seek ownership of such mineral claim or abandon it. Mrs. McLeod will not retain any percentage or ownership in the property or ownership of any minerals discovered during the exploration and she will not be entitled to a percentage of the revenue generated from the use of the property.

Note 6	Deferred Tax Assets

The Company has losses forward for income tax purposes to March 31, 2006. There are no current or deferred tax expenses for the period ended March 31, 2006, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Note 6 Deferred Tax Assets (cont’d)

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

March 31, 2006
Deferred tax assets	$ 20,669
Valuation allowance	$ (20,669)
Net deferred tax assets	$ -

        A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the period ended December 31, 2006 is as follows:

March 31, 2006
Statutory federal income tax rate	-34.00%
Valuation allowance	34.00%
Effective income tax rate	0.00%

The benefit of a potential reduction in future income taxes has not been recorded as an asset at March 31, 2006 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses. The company has net operating losses carried forward of $60,791.

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

We have hired consultant to take a mineral sample and have it tested by a lab. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public equity offering or through loans. If we need additional cash and are not successful in raising the funds,,we will either have to suspend activities until we do raise the funds, or cease activities entirely. If we are unable to find any mineralized material or it is not economically feasible to remove the mineralized material, we will either have to cease activities or look for other opportunities.

As of March 31, 2006, Mrs. Jacqueline A. McLeod, the wife of our Secretary, Treasurer and Director of the Company, Mr. James W. McLeod, held the mineral claim which we are operating in trust for the Company. She has agreed in writing not to cause the title to the mineral claim to pass to another person or entity other than the Company, until such time as the Company decides to seek ownership of such mineral claim or abandons it.

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

If we are unable to complete any phase of exploration because we don't have enough money, we will cease activities until we raise more money. If we can't or don't raise more money, we will cease activities. If we cease activities, we don't currently have any plans for such eventuality.

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

Milestones

The following are our milestones:

•	0-30 days from the date of this report, retain our consultant to manage the exploration of the property. - Cost $15,000. Time of retention: 0-90 days.

•
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

•
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

Results of Activities

From Inception on December 15, 2004 to March 31, 2006

We have the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. To date, we have expended funds to stake the property and we have begun our exploration plan by first testing a sample from the land.

Since inception, we have used loans from Jianping Zhang, our president, to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by him from inception on December 15, 2004 to March 31, 2006 was $52,711. The loans are not evidenced by any written instrument and are to be repaid only in the event that mineralized material is found on the property. The loans will not be repaid from the proceeds from our public offering. The loans are without interest and will only be repaid from subsequent funds received from exploration activities.

Liquidity and Capital Resources

As of the date of this quarterly report, we have yet to generate any revenues from our business activities.

In December 2004, we issued 1,000,000 shares of common stock through an exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of shares of common stock.

In January 2006, we completed our public offering and raised $101,000.
As of March 31, 2006, our total assets were 105,545and our total liabilities were 52,711.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the preceding fiscal quarter.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.     EXHIBITS.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of May, 2006.

AGA RESOURCES, INC.
(the "Registrant")

BY:	/s/ Jianping Zhang
Jianping Zhang, President, Principal Executive Officer and a Member of the Board of Directors

BY:	/s/ James W. McLeod
James W. McLeod, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer and a Member of a Board of Directors