Form 10QSB
period 2006-06-30
AGA RESOURCES, INC.
filed 2006-08-10
CIK 1321366

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

142 - 757 West Hastings Street
Suite #658
Vancouver, British Columbia
Canada V6C 1A1
(Address of principal executive offices, including zip code)

(778) 322-4332
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

As of August 7, 2006, the Company had 2,010,000 shares of common stock outstanding.

PART I. - FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS.

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)

	June 30,	September 30,
	2006	2005
	(Unaudited -	(Audited)
ASSETS	Prepared by
	Management)
Current Assets
Cash	$61,951	$45,442
Total Current Assets
Mining Equipment, at cost (note 7)	36,696
TOTAL ASSETS	$98,647	$45,442

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$27,605	$788
Accrued Liabilities		5,000
Loan payable to related party (note 5)	52,711	52,711
Advances on share subscriptions (Note 7 (a) )		12,500
TOTAL LIABILITIES	80,316	70,999
Stockholders' Equity (Deficit)
Common Stock (note 4)
Authorized:
100,000,000 common shares, with a $0.00001 par value
100,000,000 preferred shares, with a $0.00001 par value
Issued:
20,100,000 (post forward split) common shares issued and outstanding, par value
(September 30, 2005 - 1,000,000 common shares)	20	10
Additional paid in capital	101,980	990
Donated Capital	13,875	7,125
	115,875	8,125
Deficit, accumulated during the exploration stage	(97,544)	(33,682)
TOTAL STOCKHOLDERS' EQUITY (Deficit)	18,331	(25,557)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$98,647	$45,442

The accompanying notes are an integral part of these financial statements

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Income
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

			Accumulated From
	Three Month	Nine Month	Inception Date of
	Period Ended	Period Ended	December 15, 2004 to
	June 30, 2006	June 30, 2006	June 30, 2006

Revenue	$--	$--	$--
Expenses
Bank charges and interest	(23)	503	610
Donated Services	1,500	4,500	9,250
Donated Rent	750	2,250	4,625
Investor relations and investor communications	8,325	8,325	8,325
Office costs	221	221	228
Professional fees	22,850	41,174	63,698
Filing fees	1,360	3,513	4,232
Impairment of Mineral property costs
and deferred exploration expenditures	1,770	3,376	6,576
	36,753	63,862	97,544

Net Loss for the Period	$(36,753)	$(63,862)	$(97,544)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average number
of shares outstanding-Basic and Diluted	20,100,000	20,100,000
The accompanying notes are an integral part of these financial statements

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited - Prepared by Management)
			Accumulated
			From
			Inception
			Date of
	Three Month	Nine Month	December 15,
	Period Ended	Period Ended	2004 to
	June 30,	June 30,	June 30,
	2006	2006	2006
Operating Activities
Net Loss for the period	$(36,753)	$(63,862)	$(97,544)
Adjustment to reconcile net loss to net cash used in operating activites
Impairment of Mineral property costs and
deferred exploration expenditures	1,770	3,376	6,576
Non cash charges
Donated Services	1,500	4,500	12,850
Donated Rent	750	2,250	4,625
Changes in operating assets and liabilities
Accounts payable	27,605	26,817	27,605
Accrued liabilities		(5,000)
Advances on share subscriptions		(12,500)
Net cash used in operating activities	(5,128)	(44,419)	(45,888)
Investing Activities
Mining equipment acquired	(36,696)	(36,696)	(36,696)
Mineral property costs and
deferred exploraiton expenditures	(1,770)	(3,376)	(6,576)
Net cash used in investing activities	(38,466)	(40,072)	(43,272)
Financing Activities
Capital stock issued		101,000	102,000
Loan from related party			52,711
Net cash provided by financing activities		101,000	154,711
Increase (Decrease) in cash	(43,594)	16,509	65,551
Cash, Beginning of Period	105,545	45,442	--
Cash, End of Period	$61,951	$61,951	$65,551

Supplementory Information-non cash items:
Donated Services	1,500	4,500	12,850
Donated Rent	750	2,250	4,625

The accompanying notes are an integral part of these financial statements

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For The Period From Inception Date of December 15, 2004 to June 30, 2006
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

						Deficit
						Accumulated	Total
	Number of		Additional	Total		In	Stockholders'
	Common	par	Paid-in	Capital	Donated	Exploration	Equity
	Shares	Value	Capital	Stock	Capital	Stage	(Deficit)

Balance, December 15, 2004
(date of inception)	--	$ --	$ --	$ --	$ --	$ --	$ --
Capital stock issued for cash
- December 17, 2004 at $0.001	1,000,000	10	990	1,000			1,000
Donated Capital					7,125		7,125
Net loss for the period ended September 30, 2005						(33,682)	(33,682)
Balance, September 30, 2005	1,000,000	10	990	1,000	7,125	(33,682)	(25,557)
Capital stock issued for cash
- November 28, 2005 at $0.10	1,010,000	10	100,990	101,000			101,000
	2,010,000
- May 2006, forward split 1:10	20,100,000
Donated Capital					6,750		6,750
Net loss, nine months ended June 30, 2006						(63,862)	(63,862)

Balance, June 30, 2006	20,100,000	$20	$101,980	$102,000	$13,875	$(97,544)	$18,331
The accompanying notes are an integral part of these financial statements

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $97,544 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Management is in the process of identifying sources for additional financing to fund working capital requirements and the ongoing development of the Company’s business.

Note 2	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in US dollars. The Company’s fiscal year end is September 30.

Mineral property acquisition costs and deferred exploration expenditures

Mineral properties consist of exploration and mining concessions, options and contracts. Acquisition and leasehold cost and exploration costs are capitalized and deferred until such time as the property is put into production or the properties are disposed of either through sale or abandonment. These costs are evaluated at the end of each reporting period for indication of impairment. An impairment of $6,576 is charged to income to June 30, 2006. If put into production, the costs of acquisition and exploration will

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
____________________________________________________________________________________________

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

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
____________________________________________________________________________________________

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

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standard (SFAS) No. 123 R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “ Accounting for Stock-based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which and entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
____________________________________________________________________________________________

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

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
____________________________________________________________________________________________

Note 3 Mineral Property

The company has the right to mine, but does not own the underlying mineral claims, comprising a total of 20 contiguous units and an area of 1,235 acres. The property is situated within the Burrell Creek and St. Annes Creek Valleys on the southern end of the Franklin Gold Camp in the Greenwood Mining Division, British Columbia, Canada. This property is held in trust for the Company. This property is under tenure number 503912 and expires January 16, 2007. Costs written off as impaired to June 30, 2006 total $6,576, $3,376 thereof for nine month ended June 30, 2006, and $3,200 thereof for year ended September 30, 2005.

Note 4	Share Capital

Authorized:

100,000,000 common shares with a par value of $0.00001 per share

100,000,000 preferred shares with a par value of $0.00001 per share

Issued:

During the period from December 15, 2004 (Inception) to June 30, 2006 the Company issued 20,100,000 (post forward split) common shares for total cash proceeds of $102,000.

At June 30, 2006 there were no outstanding stock options or warrants.

Note 5	Related Party Transactions

As at June 30, 2006, Jianping Zhang, a Director, Chief Executive Officer and Shareholder has a loan of $52,711 to the company which is unsecured, bears no interest and has no specific terms of repayment.

As at June 30, 2006, Mrs. Jacqueline A. McLeod, the wife of the secretary, treasurer and director of the company holds the Company’s mineral property in trust for use by the Company. Mrs. McLeod will not retain any percentage or ownership in the property or ownership of any minerals discovered during the exploration and she will not be entitled to a percentage of the revenue generated from the use of the property.

Note 6	Deferred Tax Assets

The Company has losses forward for income tax purposes to June 30, 2006. There are no current or deferred tax expenses for the period ended June 30, 2006, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
____________________________________________________________________________________________

Note 6 Deferred Tax Assets (cont’d)

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

June 30, 2006
Deferred tax assets	$ 33,165
Valuation allowance	$ (33,165)
Net deferred tax assets	$ -

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the period ended December 31, 2006 is as follows:

June 30, 2006
Statutory federal income tax rate	-34.00%
Valuation allowance	34.00%
Effective income tax rate	0.00%

The benefit of a potential reduction in future income taxes has not been recorded as an asset at June 30, 2006 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses. The company has net operating losses carried forward of $97,544.

Note 7 Mining equipment

As at May 19, 2006, the Company acquired mineral equipments (diamond core drilling package) from Omega Services for the total amount of $40,365 [as per Form 8-K, filed May 25, 2006; which is correct?]. Terms of the payment is as follows:

a)	pay to Omega Services $9,091 upon signing this agreement (paid)
b)	pay to Omega Services $9,091 within four months after signing this agreement
c)	pay to Omega Services $18,514 within six months after signing this agreement

No depreciation has been recorded in this financial statements, management decided to record the depreciation commence on the date of drilling.

AGA RESOURCES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
____________________________________________________________________________________________

Note 8 Acquisition of Triumph Research Limited
On June 27, 2006, the company closed an agreement with Triumph Research Limited, a corporation organized and existing under the laws of British Virgin Islands (“Triumph”), Beijing Tangde International Film and Culture Co., Ltd., a company organized and existing under the laws of the People’s Republic of China (“Tangde”), and the Triumph stockholders. Pursuant to the terms of the agreement, all of the issued and outstanding four shares of capital stock, $1.00 par value, of Triumph were to be exchanged in the aggregate for 3,209,000 investment shares of common stock, $0.00001 par value of AGA Resources Inc. subject to the $600,000 contributed by Triumph into its Joint Venture company with Tangde.

To date of these financial statements, the $600,000 contribution by Triumph into its Joint Venture company with Tangde has not been completed, therefore, 3,209,000 common shares of AGA have not been issued.

The financial statements of AGA will be consolidated by the date the above share exchange is completed.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We are a start-up, exploration stage Corporation and have not yet generated or realized any revenues from our business activities.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. We completed our public offering and raised $100,100. We believe the money will allow us to operate for 12 months.

As of June 30, 2006, Mrs. Jacqueline A. McLeod, the wife of our Secretary, Treasurer and Director of the Company, Mr. James W. McLeod, held the mineral claim which we are operating in trust for the Company. She has agreed in writing not to cause the title to the mineral claim to pass to another person or entity other than the Company, until such time as the Company decides to seek ownership of such mineral claim or abandons it.

During the second quarter of 2006, the Company has hired a qualified geologist to take a mineral sample and have it tested by a lab. The result shows that there is no anomalous alteration or metallic mineralization in the samples examined. The Company also signed an agreement to purchase core drilling equipment to conduct the core drilling. As of June 30, 2006, the Company has spent C$10,000 for this diamond core drilling equipment in order to drill for core samples to be analyzed for mineral content, and has agreed to spend a total of C$40,365.12 for the equipment.

On May 22, 2006, the Company has appointed a new director, Mr. John Hui. Mr. Hui has over 14 years of business experience in China. He is the Founder and is serving as the Vice-Chairman and director of China World Trade Corporation (OTCBB: CWTD), a publicly traded company. Born in Hong Kong and educated in the United Kingdom, Canada and the United States, Mr. Hui has had a successful career in the Advertising, Media and the Telecommunications fields in North America before he started the venture in 1992 that led to the successful company known as CWTD. In the past few years, Mr. Hui has provided consultation services to numerous companies in China. He is a valued member of the U.S. Chamber of Commerce in Southern China and has served as a member on its election committee for the past two terms.

On June 14, 2006, the Company signed an Agreement with Triumph Research Limited ("Triumph"), a B.V.I. company, and Beijing Tangde International Film and Culture Co., Ltd ("Tangde"), a Chinese company. According to the Agreement, the Company will issue 3,209,000 shares of common stock in exchange for all of the issued and outstanding shares of common stock of Triumph, by which Triumph will become a wholly owned subsidiary. Triumph has signed a Joint Venture Agreement with Tangde pursuant to which Triumph will invest RMB 5.1Million (about US$600,000) into the Joint Venture and control 51% ownership of the JV. Triumph will also hold three seats out of five on the board of the JV, including Chairman of the Board of Directors. Tangde will invest RMB 4.9 Million into the Joint Venture and control 49% of the ownership. The Joint Venture will mainly invest in the media and entertainment industry in China.

As part of the transaction, the Company conducted a due diligence investigation of Triumph prior to the Closing. In addition, the Company can elect not to deliver the 3,209,000 new investment shares if Triumph has not funded the RMB 5.1 Million to the JV. The transaction closed on June 27, 2006. The Company has elected not to deliver the 3,209,000 new investment shares at the closing inasmuch as Triumph has not funded the RMB 5.1 Million to the JV to date. In the event that Triumph defaults under its obligations to fund the joint venture, the Company may elect not to deliver the shares and also has the right to rescind the transaction. It also has other legal remedies inasmuch as Triumph promised to deliver the funds to the JV as part of the closing agreement. The Company intends to participate in the JV through its wholly owned subsidiary, Triumph, and also to continue its exploration of mineral properties in British Columbia, Canada.

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

To become profitable and competitive, we must conduct the research and exploration of our properties before we start production of any minerals we may find or become profitable from investing in the JV with Tangde.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Activities

From Inception on December 15, 2004 to June 30, 2006

We have the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. To date, we have expended funds to stake the property and we have begun our exploration plan by first testing a sample from the land.

Since inception, we have used loans from Jianping Zhang, our president, to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by him from inception on December 15, 2004 to June 30, 2006 was $52,711. The loans are not evidenced by any written instrument and are to be repaid only in the event that mineralized material is found on the property. The loans will not be repaid from the proceeds from our public offering. The loans are without interest and will only be repaid from subsequent funds received from exploration activities.

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

As of June 30, 2006, our total assets were $98,647 and our total liabilities were $80,316.

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

In December of 2005, we completed our public offering and sold 1,010,000 shares of common stock and raised $101,000. We have partially used the funds during the quarter ending June 30, 2006 to pay operating expenses and accounting fees. The balance is available to cover the costs of operating the business and the losses that may be incurred in the start up period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS.

A. EXHIBITS

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

B. REPORTS

1.	Form 8-K filed May 25, 2006 - reporting the entry into a material definitive agreement to acquire diamond core drilling equipment for C$40,365.12.
2.	Form 8-K filed May 26, 2006 - reporting the appointment of Mr. John Hui to the Registrant’s Board of Directors.
3.	Form 8-K filed June 12, 2006 - reporting a 10:1 forward stock split and symbol change to AGAO.
4.	Form 8-K filed June 15, 2006 - reporting the entry into a material definitive agreement to acquire Triumph Research Limited, a B.V.I. company for 3,209,000 common shares.
5.	Form 8-K filed June 29, 2006 - reporting the closing of the acquisition of Triumph Research Limited.
6.	Form 8-K/A filed June 30, 2006 - reporting the audited and pro forma financial results pursuant to Item 9.01 of Form 8-K relating to the acquisition of Triumph Research Limited.
7.	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August, 2006.

AGA RESOURCES, INC.
(the "Registrant")

BY:	/s/ Jianping Zhang
Jianping Zhang, President, Principal Executive Officer and a Member of the Board of Directors

BY:	/s/ James W. McLeod
James W. McLeod, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer and a Member of a Board of Directors