Form 10KSB
GREATER CHINA MEDIA & ENTERTAINMENT CORP. (formerly AGA Resources, Inc.)
filed 2007-01-11
CIK 1321366

FORM 10-KSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the year ended September 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the transition period from

GREATER CHINA MEDIA AND ENTERTAINMENT CORP.

(formerly AGA Resources, Inc.)

(Name of small business issuer in its charter)

Commission File Number 000-51781

Nevada	N/A
(State or Other Jurisdiction of Organization)	(IRS Employer Identification #)

10th Floor, Building A, TongYongGuoJi Center
No.3 Jianguomenwai Road, Chaoyang District, Beijing
China 100101

(Address of principal executive offices, including zip code)

86-10-5921-2222
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES [ ] NO [X]

Check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES [ ] NO [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. YES [X] NO [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 29, 2006: $8,880,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 29, 2006: 20,100,000.

PART I

 ITEM 1. DESCRIPTION OF BUSINESS

PREVIOUS HISTORY

We were incorporated in the State of Nevada on December 15, 2004. Mrs. Jacqueline A. McLeod, the wife of our former Secretary, Treasurer and Director of the Company, Mr. James W. McLeod, held one mineral claim in trust which was operated for the benefit of the Company. She agreed in writing not to cause the title to the mineral claim to pass to another person or entity other than the Company, until such time as the Company decides to seek ownership of such mineral claim or abandons it.

During the second quarter of 2006, the Company hired a qualified geologist to take a mineral sample and have it tested by a lab. The result shows that there is no anomalous alteration or metallic mineralization in the samples examined. The Company also signed an agreement to purchase core drilling equipment to further test core samples from the claim, which did not yield favorable results. In July 2006, the Company decided to terminate mineral exploration activities and to concentrate on media and entertainment activities in the People's Republic of China (“PRC”).

On May 22, 2006, the Company appointed a new director, Mr. John Hui. Mr. Hui has over 14 years of business experience in China. He is the Founder and is serving as the Vice-Chairman and director of China World Trade Corporation (OTCBB: CWTD), a publicly traded company. Born in Hong Kong and educated in the United Kingdom, Canada and the United States, Mr. Hui has had a successful career in the Advertising, Media and the Telecommunications fields in North America before he started the venture in 1992 that led to the successful company known as CWTD. In the past few years, Mr. Hui has provided consultation services to numerous companies in China. He is a member of the U.S. Chamber of Commerce in Southern China and has served as a member on its election committee for the past two terms. It is under Mr. Hui's guidance, in his role as the subsequently appointed Vice Chairman of the Board of Directors and the Company's Principal Executive Officer, that the Company has consummated several acquisitions in a move to diversity its activities into the media and entertainment industries in China.

On June 14, 2006, the Company signed an Agreement with Triumph Research Limited ("Triumph"), a B.V.I. company, and Beijing Tangde International Film and Culture Co., Ltd. ("Tangde"), a Chinese company. According to the Agreement, the Company will issue 3,209,000 shares of common stock in exchange for all of the issued and outstanding shares of common stock of Triumph, by which Triumph will become a wholly owned subsidiary. Triumph has signed a Joint Venture Agreement with Tangde pursuant to which Triumph will invest RMB 5.1Million ($644,859 translated at the September 30, 2006 exchange rate) into the Joint Venture and control 51% ownership of the JV. Triumph will also hold three seats out of five on the board of the JV, including Chairman of the Board of Directors. Tangde will invest RMB 4.9 Million into the Joint Venture and control 49% of the ownership. The Joint Venture intends to invest mainly in the media and entertainment industry in China. However, to date, the Joint Venture has not received the promised capital contribution of Triumph and Triumph is in default of its obligations under the Agreement.

The closing under the Agreement between the Company, Triumph and Tangde occurred on June 27, 2006 and the Triumph stockholders delivered Stock Powers conveying their equity interests in Triumph to the Company. However, since Triumph had failed to make the 5.1 Million RMB ($644,859 translated at the September 30, 2006 exchange rate) capital contribution to the Tangde Joint Venture prior to closing, the Company exercised its option to withhold delivery of the 3,209,000 shares of common stock to the Triumph stockholders. Pursuant to a closing agreement, the Triumph stockholders agreed to pay the 5.1 Million RMB capital contribution by September 27, 2006. Although this payment has not yet been made, the Company believes that the Triumph stockholders will make such capital contribution in early 2007. At September 30, 2006, Triumph had no assets other than its rights under the Tangde Joint Venture agreement.

On August 9, 2006, the Company changed its name from AGA Resources, Inc. to Greater China Media and Entertainment Corp., which will be more consistent with its proposed business activities in the media and entertainment industries in China. In connection with the name change, NASDAQ awarded the Registrant with a new trading symbol of “GCME,” effective August 21, 2006.

On July 29, 2006, the Company announced the appointment of Jake Wei as Chairman of the Board of Directors, and the appointment of John Hui, a director of the Registrant, to the position of Vice Chairman of the Board of Directors.

CURRENT BUSINESS

In June 2006, the Company signed and closed an Acquisition Agreement with Triumph Research Limited, which is a BVI company and party to a Joint Venture Agreement with Beijing Tangde International Film and Culture Co., Ltd. (“Tangde”), a Chinese company, as mentioned above.

Tangde's management team is comprised of top members of China's film and TV industry. Tangde's management has worked on films that have won the following prestigious awards:

❖	Golden Rooster Awards
❖	Hundred Flowers Awards
❖	Shanghai TV Festival Awards
❖	Cannes Awards
❖	Sundance Film Festival Awards

In the past 3 years, Tangde's management team made 11 TV series and 5 movies which received positive feedback from the market. For example:

❖	The Emperor of the Han Dynasty” won “Fly to Heaven Awards” and “Golden Eagle Awards”
❖	”Women of Times” was the rating champion in 13 provinces in 2004
❖	Return on investment for the TV series was 25%
❖	Two of the movies earned 13% returns

Given Tangde's accomplishments, contacts, philosophy and plans, the Company is confident that the Joint Venture with Tangde will be able to attract top actors, crew and contractors to work with us on productions. The Company's ability to commercialize these productions will depend, in part, on its ability to generate sufficient financing and to realize upon the promised capital contribution by Triumph, as mentioned above.

On September 25, 2006, the Company and Beijing New-Element Co. Ltd., a company organized and existing under the laws of the People's Republic of China (“New-Element”), entered into a Joint Venture Agreement (the “Agreement”) for a term of twenty years to be organized in Beijing, China. The purpose of the Agreement is to jointly conduct a marketing and promotional business for selected clients in the People's Republic of China. The Company agreed to contribute 510,000 RMB to the Joint Venture and will own 51% of the Joint Venture Company, having a majority of the seats on the Board of Directors. New-Element agreed to contribute 490,000 RMB to the Joint Venture and will own 49% of the Joint Venture Company, having a minority of the seats on the Board of Directors. The Company will provide the required working capital for the Joint Venture, and will be in charge of the Joint Venture's accounting management.

Headquartered in Beijing, New-Element has branches in Shanghai and Shenzhen, and has been profitable for seven years. New-Element specializes in planning events, exhibitions and promotions for business clients in China. Its rapidly growing client base includes such high-profile international companies as General Motors, Shell, Sprint, General Electric, Porsche, Procter & Gamble, Siemens and AMD.

The Joint Venture with New-Element will act to create a bridge between enterprises and the film and television industry. It will connect enterprises seeking advertising opportunities with motion picture or TV projects appropriate to their advertisement needs, offering enterprises a highly-effective advertising channel and offering film and television companies a reliable income to supplement the unpredictable revenue method of box office sales.

Using New Element's rich film and television project resources, the Joint Venture with New-Element will produce and manage appropriate high-quality advertisements and other materials, customized for each enterprise, and establish close cooperative relations with each enterprise to ensure the campaign's effectiveness.

The Joint Venture with New-Element will offer high-grade service to many major enterprises by inserting its products and trademarks within film and television works, or by including an ad at the beginning or end of a film. It also will help its clients strengthen their market advantages with professional-quality advertising, using the unique film and television cooperative platform to popularize their trademarks.

On December 7, 2006, the Company and Beijing Star King Talent Agency Ltd. Co., a company organized and existing under the laws of the People's Republic of China (“Star Agency”), entered into a Joint Venture Agreement (the” Agreement”) for a term of twenty years to be organized in Beijing, China. The purpose of the Agreement is to jointly conduct a talent agency business in the People's Republic of China.

The Company agreed to contribute 600,000 RMB to the Joint Venture and will own 60% of the joint venture company, having a majority of the seats on the Board of Directors. Star Agency agreed to contribute 400,000 RMB to the Joint Venture and will own 40% of the joint venture company, having a minority of the seats on the Board of Directors. The Registrant is responsible for providing the initial working capital of the joint venture company in the amount of 940,000 RMB in accordance with its business plan, and for raising the required capital for the development of the joint venture company. Star Agency has the right to appoint the General Manager of the joint venture company, and is responsible for the day to day operations of the joint venture company. However, the Registrant has the right not to distribute the profit of the joint venture company to both parties within the first three years.

The Joint Venture with Star Agency will make full use of the Company's joint venture film, television and advertising projects resources, realizing the mutual benefits of sharing resources between branch and subsidiary companies and with cooperative partners. As a uniting principle, the Joint Venture with Star Agency will to continuously improve the quality of the entertainers it signs and the services it offers them.

In the future, the Joint Venture with Star Agency plans to enlarge its business to represent directors, writers and singers, as well as performers and artists from related fields.

The Joint Venture Agreements With Beijing Tangde, New Element And Star Agency Require The Company And Triumph To Make Capital Contributions In The Aggregate Amount Of 10.7 Million RMB (Representing Approximately US$1.3 Million At An Exchange Rate Of 8.2 To 1, Chinese Renminbi To U.S. Dollar) Pursuant To The Terms Of The Joint Venture Agreements, In Addition To Making Working Capital Contributions To The Joint Ventures As Set Forth In Each Joint Venture Agreement. As Of September 30, 2006, The Company Had Cash And Cash Equivalents Of Only $25,631 Recorded On Its Audited Balance Sheet. Accordingly, The Company Will Have To Consummate Some Financings In The Form Of Equity And/Or Debt Instruments, Or Arrange A Line Of Credit With A Financial Institution, In The Near Future, In Order To Meet Its Obligations Under The Joint Venture Agreements. The Company Does Not Currently Have Any Plan For Consummating Any Such Financings, Although It Is Evaluating Its Options In This Regard.

In Addition, The Company And Its Three Joint Ventures Are Currently In The Development Stage And The Company Has Not Realized Any Revenues From The Joint Venture Agreements With Beijing Tangde, New Element And Star Agency. There Can Be No Assurances When Or If The Company Will Be Successful In Implementing Its Business Plans Or Realizing Any Revenues.

Finally, the Company entered into a Script Contract on September 25, 2006 with Vigor Creative Productions Limited, a company organized and existing under the laws of the Hong Kong SAR of the People's Republic of China. Pursuant to the Script Contract, Vigor Creative Productions Limited has agreed to write scripts for 30 series of a television program named “True Love” to be delivered within four months of signing of the contract for a total price of US$115,505. The production costs associated with making the television programs have been estimated at US$1,264,430. Currently, the Company is in the development stage and does not have the financing to pay for the scripts or to produce the programs, although it is exploring alternative means or raising capital.

On December 11, 2006, the Company announced the appointment of Mr. Yi Wang as an Independent Director of the Board of Directors. Mr. Yi Wang, 45, received a bachelor's degree from University of NanKai, majoring in Law in 1983, a Masters degree from University of NIC, Sweden, majoring in law in 1989 and a Doctorate degree from Goteborg University, majoring in International Finance in 1994. From 1994 to 1999, Mr. Wang was the executive director for PG Financial Company in Hong Kong. From 2000 to 2003, he was the executive director and vice chairman for TaiHe Holding Company, and CEO and Chairman for TaiHe Media Company. From 2004 to present, he has been the executive director and vice chairman for China Baoli HuaYi Media and Entertainment Corp. Mr. Wang has also been the founder of several companies such as Beijing TaiHe Holding Group, which invested in real estate in Beijing; Taihe Media Group; Huayi Taihe Film Agency Company, and Travel Channel TV. He also assisted in several re-organizations such as: HuaYi Brother Taihe Film Company, HuaYi XiYing Film Distribution Company and Baoli Huayi Media Company, and helped Baoli Huayi Media Company become listed on the Hong Kong stock exchange. Mr. Wang was also involved in the production of 12 movies and 29 TV series as General Producer, General Planner and General Supervisor.

The Company's business plan is to become an integrated professional media and entertainment company which covers various areas including film and TV program production, management, promotion and distribution. If it is able to consummate the necessary finacings in order to realize the goals set forth in its business plan, which are embodied in various joint venture agreements incorporated by reference herein and described above, the Company will have a controlling interest in joint ventures that process their own film and television production center, promotion agency, audio-visual distribution company, digital network company, talent agency, and a sales and advertising agency in the future. Together, with all of these potential assets, the Company may be able to realize it's business making films, TV programs and related projects.

PRODUCTS, SERVICES, MARKETS AND METHODS OF DISTRIBUTION

The Company will focus on the media and entertainment industry in China. The Company will provide services related to talent agency, sales and advertising, film and television products, promotion, audio-visual distribution etc. The Company will either develop these products and services by itself or partnered with other professional companies in a Joint Venture to carry on these services.

EMPLOYEES

At present, we have no employees, other than our officers. The employee staff of our joint venture companies equals approximately 35, although they are not on our payroll and their compensation is paid by the Joint Venture Companies. Our officers are part-time employees. Accordingly we have two total employees, no full-time employees and two part-time employees. Our officers have signed employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to our officers and directors. Messrs. Hui and Wei will handle our administrative duties.

COMPETITIVE CONDITIONS

Most Americans see China as the manufacturing center of the world. But China has another sector that is one of the world's fastest-growing industries: entertainment. According to a recent study by Pricewaterhouse Coopers, the global entertainment industry will show an annual growth of 10% in the next four years, and that growth -- movies, theme parks, media, etc. - will be driven by China.

Since 2002, the Chinese film industry's total box office revenue has increased by 40% annually. In December 2005, the Chinese news agency Xinhua noted that this figure far exceeds the growth rate of China’s gross domestic product, making it possible to invest in expensive and powerful movies.

China is currently in a golden era for film and TV production, thanks to improved quality, expanded investment, new technologies from abroad, some high-profile commercial successes, increased cooperation with international peers, and favorable economics.

The following illustrates the growth trends behind the rejuvenated film sector, according to the research conducted by the management of the Company:

➢	Chinese film makers produced 212 movies in 2004, up 51% from the 2003 tally of 140.

➢	China has the world's third most-prolific movie industry, behind only Hollywood and Bollywood.

➢	China's box office receipts of RMB 1.5 billion (US$185 Million) marked a 58% rise from the 2003 total.

➢
Market share of Chinese-made films in the China market is improving, as although $125 million of box office receipts were for imported films, the remaining $62.5 million (one-third of the total) was generated by domestic films.

➢
The Chinese domestic box office was expected to reach RMB 2 billion ($247.4 million) in 2005, according to Shanghai Film Group CEO Wang Tianyun. Mr. Wang forecasts a Chinese box office of RMB 3 billion ($371.1 million) for 2006, a 50% increase over the previous year.

➢	Chinese films generated RMB 1.1 billion ($136.1 million) overseas in 2004, doubling their 2003 overseas take.

According the company's management, currently, no one company active in the Chinese film market accounts for more than 10% of the annual production of China's film and TV industry. Annual investment by even the largest companies is typically between US$6 million and US$10 million per year. For this amount, companies such as Poly Huayi Film and TV Culture, Century Hero Film Investment, H. Brother Film and TV Investment, and Taihe Film and TV Investment might produce, at most:

2 or 3 films per year

100 to 200 episodes of TV series

10 digital films

We have identified three reasons why one powerful film and TV company has not yet emerged in China:

Limited capital

Undeveloped marketing efforts

Unsophisticated management techniques

With those three constraints, the companies that do participate in the Chinese market currently are generally weak and are at high risk due their inability to achieve economies of scale by producing a large, diversified portfolio of content.

The Company will try to overcome these weaknesses and make itself one of the most important players in this market.

COMPLIANCE WITH RELATED LAWS AND REGULATIONS

In China, the Company relies on the advice of Chinese legal counsel to maintain compliance with all laws, rules, regulations and government policies in China. The telecom industry is subject to extensive government regulation, which regulations have been changing rapidly, and there is no assurance that the Company will not be adversely impacted by such regulations in the future.

(a)     Local Regulations

The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations on a local level in China.

(b)     National Regulations

The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations on a national level in China.

(c) Other Factors

Since the operations of the Company are operated in the People's Republic of China ("PRC"), they are subject to special considerations and significant risks not typically associated with investments in equity securities of United States and Western European companies. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. These are described further in the following:

POLITICAL ENVIRONMENT

The value of the Company's interest in its joint venture companies may be adversely affected by significant political, economic and social uncertainties in the PRC. A change in policies by the Chinese government could adversely affect the Company's interests in these companies by, among other factors: changes in laws, regulations or the interpretation thereof; confiscatory taxation; restrictions on foreign currency conversion, imports or sources of suppliers; or the expropriation or nationalization of private enterprises.

ECONOMIC ENVIRONMENT

The economy of the PRC differs significantly from the economies of the United States and Western Europe in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the Chinese government encouraged substantial private economic activities.

The Chinese economy has experienced significant growth in the past ten years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the Chinese central government to control inflation have significantly restrained economic expansion recently. Similar actions by the central government of the PRC in the future could have a significant adverse effect on economic conditions in the PRC and the economic prospects for our Company.

FOREIGN CURRENCY EXCHANGE

The Chinese central government imposes control over its foreign currency reserves through control over imports and through direct regulation of the conversion of its national currency into foreign currencies. As a result, the Renminbi is not freely convertible into foreign currencies.

The joint venture companies conduct, or plan to conduct, substantially all of their business in the PRC, and their financial performance and condition is measured in terms of Renminbi. The revenues and profits of the joint venture companies are predominantly denominated in Renminbi, and will have to be converted to pay dividends to the Company in United States Dollars. Should the Renminbi devalue against these currencies, such devaluation would have a material adverse effect on the Company's profits and the foreign currency equivalent of such profits repatriated by the joint venture companies to the Company. The Company currently is not able to hedge its exchange rate exposure in the PRC because neither the banks in the PRC nor any other financial institution authorized to engage in foreign exchange transactions offer forward exchange contracts.

LEGAL ENVIRONMENT

Since 1979, many laws and regulations dealing with economic matters in general and foreign investment in particular have been enacted in the PRC. However, the PRC still does not have a comprehensive system of laws and enforcement of existing laws may be uncertain and sporadic

(d)    Parents and Subsidiaries

Parent:

Greater China Media and Entertainment Corp., a Nevada corporation.

Subsidiaries:

Triumph Research Limited (100% owned);
Joint Venture with Beijing New-Element Co., Ltd. (51% owned). The Joint Venture is in the process of formation;
Joint Venture with Beijing Star King Talent Agency Ltd., Co. (60% owned). The Joint Venture is in the process of formation.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company currently maintains a leased office of approximately 500 square feet at: #900- 789 West Pender Street, Vancouver, BC Canada V6C 1H2. The term of the lease is month to month at a monthly rental of $645 plus other expenses from a non-affiliated landlord.

It will also lease an office as its headquarters in Beijing, at 10th Floor, Building A,TongYongGuoJi Center, No.3 Jianguomenwai Road, Chaoyang District, Beijing, China 100101.

(a) Real Estate: None

(b) Equipment, library, and furniture at December 31, 2006: None.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, the Company may be involved in legal proceedings from time to time. As of the date of this report, there were no legal proceedings to report.

No director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to it in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 20, 2006, the Company finalized and mailed to shareholders, a Definitive Proxy Statement, in connection with a proposal to amend the Company's Articles of Incorporation to change the name of the corporation from AGA Resources, Inc. to Greater China Media and Entertainment Corp., which was approved by action by written consent without a meeting of a majority of all shareholders entitled to vote on the record date.

PART II

ITEM 5. MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company's common stock is traded on the Over-the-Counter Bulletin Board maintained by the NASD under the trading symbol “GCME.OB”. The following table sets forth high and low bid prices of the common stock for year ended September 30, 2006 as follows:

	Bid (U.S. $)
	HIGH	LOW
2006
First Quarter	0	0
Second Quarter	0	0
Third Quarter	3.66	2.00
Fourth Quarter	3.40	0.75

 Quotations, if made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions.

Because of the rules and regulations governing the trading of small issuers' securities, the Company's securities are presently classified as "Penny Stock", a classification which places significant restrictions upon broker-dealers desiring to make a market in these securities. It has been difficult for management to interest broker-dealers in our securities and it is anticipated that these difficulties will continue until the Company is able to obtain a listing on NASDAQ, at which time market makers may be able to trade its securities without complying with the stringent requirements. The existence of market quotations should not be considered evidence of an "established public trading market". The public trading market is presently limited as to the number of market markers in the Company stock and the number of states within which its stock is permitted to be traded.

Holders

As of September 30, 2006, Greater China Media and Entertainment Corp. had approximately 30 shareholders of record of the common stock. Approximately 1100 shareholders held stock in street name.

Dividends

No dividends on outstanding common stock have ever been paid. The Company presently has no plans regarding payment of dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of September 30, 2006:

•     the number of shares of the Company's common stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by the Company's stockholders and those granted under plans, including individual compensation contracts, not approved by the Company's stockholders (column a),

•	the weighted average exercise price of such options, warrants and rights, also as separately identified (column b), and

•    the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column c).

Equity Compensation Plan Information Table
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	none	None	none
Equity compensation plans not approved by security holders	none	None	none
Total	none	None	none

Recent Sales of Unregistered Securities.

None.

Purchasers of Equity Securities by the Small Business Issuer and Affiliated Purchases

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are a start-up Corporation and have not yet generated or realized any revenues from our business activities.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin our new operations unrelated to removing and selling minerals. We completed our public offering and raised $100,100. We do not believe the money will allow us to operate for 12 months. As of September 30, 2006, we had only approximately $25,000 in cash on our balance sheet.

In June 2006, the Company signed and closed an Acquisition Agreement with Triumph Research Limited, which is a BVI company and party to a Joint Venture Agreement with Beijing Tangde International Film and Culture Co., Ltd. (“Tangde”), a Chinese company.

On September 25, 2006, the Company and Beijing New-Element Co. Ltd., a company organized and existing under the laws of the People's Republic of China (“New-Element”), entered into a Joint Venture Agreement (the “Agreement”) for a term of twenty years to be organized in Beijing, China. The purpose of the Agreement is to jointly conduct a marketing and promotional business for selected clients in the People's Republic of China. The Company will contribute 510,000 RMB to the Joint Venture and will own 51% of the Joint Venture Company, having a majority of the seats on the Board of Directors. New-Element will contribute 490,000 RMB to the Joint Venture and will own 49% of the Joint Venture Company, having a minority of the seats on the Board of Directors. The Company has agreed to provide the required working capital for the Joint Venture, and will be in charge of the Joint Venture's accounting management.

On December 7, 2006, the Company and Beijing Star King Talent Agency Ltd. Co., a company organized and existing under the laws of the People's Republic of China (“Star Agency”), entered into a Joint Venture Agreement (the” Agreement”) for a term of twenty years to be organized in Beijing, China. The purpose of the Agreement is to jointly conduct a talent agency business in the People's Republic of China.

The Company will contribute 600,000 RMB to the Joint Venture and will own 60% of the joint venture company, having a majority of the seats on the Board of Directors. Star Agency will contribute 400,000 RMB to the Joint Venture and will own 40% of the joint venture company, having a minority of the seats on the Board of Directors. The Registrant is responsible for providing the initial working capital of the joint venture company in the amount of 940,000 RMB in accordance with its business plan, and for raising the required capital for the development of the joint venture company. Star Agency has the right to appoint the General Manager of the joint venture company, and is responsible for the day to day operations of the joint venture company. However, the Registrant has the right not to distribute the profit of the joint venture company to both parties within the first three years.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a start up corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must set up the Joint Ventures we have signed and carry on the business according to our business plan and become profitable from investing in the JVs.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

RISK FACTORS

An investment in our common stock involves a high degree of risk. The following are among some of the risks.

Risks Related to Our Business Plan

We have an acute lack of funding to finance our three joint ventures in China and to produce a television series with scripts under contract. In the event that we are unable to raise the necessary debt or equity financing, we may be forced to cease operations.

-We have approximately $25,000 of cash on our balance sheet as of September 30, 2006, with which to fund three joint venture companies in China that require over $1.3 million in funds from us and an affiliated company, in addition to working capital commitments, according to the terms of the joint venture agreements which are incorporated by reference herein. Our lack of funding, whether through debt or equity capital, makes it unlikely that we will be able to meet our commitments or continue in business.

-We have a Script Contract, dated September 25, 2006, with Vigor Creative Productions Limited, pursuant to which Vigor Creative Productions, a Hong Kong company, has agreed to write scripts for 30 series of a television program named “True Love” to be delivered within four months of signing of the contract. The cost of the scripts amounts to US$115,508, and the subsequent production costs of the television series are estimated at US$1,264,430. Our lack of funding, whether through debt or equity capital, makes it unlikely that we will be able to meet our commitments or complete this business.

The film making industry requires significant up-front capital expenditures.

The film making industry requires significant up-front capital expenditures for script writers, actors, other talent, production staff and capital equipment before a negative is ever made and a movie shown to the public. We may not have the financial resources to be successful in this industry given these underlying economics.

We face intense competition from other media and entertainment companies in China, many of whom have significantly greater resources than do we.

-Several of these existing competitors have greater financial, personnel, artistic and capacity resources than we do and, as a result, these competitors may be in a stronger position to respond quickly to market opportunities, new or emerging trends and changes in client requirements.

Governmental regulation of the content of television programs and films limits our business and makes it hard to predict whether a television or film venture will be censured or will ever be a commercial success.

-Governmental regulation of content of media ventures limits our business, unlike in the United States and elsewhere, and makes it difficult to predict whether a television or film venture will be censured or will ever become a commercial success.

Box revenue and other types of revenue from films and TV series may be difficult to predict and have a long payment cycle; traditional business planning models and capital budgeting techniques are difficult to apply.

-Our future business will be subject to the whim of the box office, with revenues that are difficult to predict, which makes traditional business planning techniques and capital budgeting decisions very risky.

Talent driven businesses are risky when revenue depends on the performance of an actor or actress.

-Our future business will be subject to the changes and vicissitudes of our primary resources, which are our talented actors and actresses. This is a risky fact of life.

Our operations depend highly on Mr. Jake Wei and Mr. John Hui, our Chairman and Vice Chairman.

The success of operations depends greatly on two key executives, Mr. Jake Wei and Mr. John Hui. The loss of the services of Mr. Wei or Mr. Hui could adversely affect our ability to conduct our business. They currently have employment agreements with the Company for a term of two years that are terminable by either the Company or the employee upon three months prior written notice.

Our operations will depend on our ability to attract and retain a highly talented group of artists and production personnel at our three joint venture companies.

Because of the highly specialized, technical and artistic nature of the business of our joint venture companies, we must attract and retain a highly skilled group of employees and a sizeable workforce of competent skilled employees. Although we do not anticipate unacceptable attrition among the staff at our joint venture companies, if our joint venture companies were to lose a substantial portion of such persons in the future, our ability to effectively pursue our business strategy could be materially and negatively affected.

We may not be able to effectively respond to rapid growth in demand for our television shows and films.

If we are successful in obtaining rapid market growth of our media and entertainment businesses in China, we will be required to deliver large volumes of quality television programs and films to clients on a timely basis at a reasonable cost to those customers. Meeting such increased demands will require us to expand our facilities, to increase our ability to purchase talent, to increase the size of our work force, to expand our quality control capabilities and to increase the scale upon which we produce products. Such demands would require more capital and working capital than we currently have available.

We may not be able to finance the development of our business.

Our future operating results will depend to a significant extent on our ability to continue to provide new media and entertainment products that compare favorably on the basis of cost with the products of our competitors, many of whom have production capabilities and technologies that compete well with our products. This will require a substantial outlay of capital. To remain competitive, we must continue to incur significant costs in talent, equipment and facilities. These costs may increase, resulting in greater fixed costs and operating expenses. All of these factors create pressures on our working capital and ability to fund our current and future production activities and the expansion of our business.

Our business depends on our ability to protect our intellectual property effectively.

The success of our business depends in substantial measure on the legal protection of the copyrights and trademarks and other proprietary rights in media and entertainment products that we will hold. While we may be able to obtain limited protection in China under existing laws, we may not be able to obtain worldwide protection for our activities.

Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and know-how, particularly in the PRC and other countries in which the laws may not protect our proprietary rights as fully as the laws of the United States. Accordingly, other parties, including competitors, may duplicate our products using our proprietary technologies. Pursuing legal remedies against persons infringing our copyrights and trademarks or otherwise improperly using our proprietary information is a costly and time consuming process that would divert management's attention and other resources from the conduct of our other business.

Risks Related to our Common Stock

The Company's stock is thinly traded, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell a significant number of your shares.

The shares of the Company's common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing its common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that the Company is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if it came to the attention of such persons, they tend to be risk-averse and may be reluctant to follow the Company. As a consequence, there may be periods of several days or more when trading activity in the shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. The Company cannot give you any assurance that a broader or more active public trading market for its common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, the Company can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

You may have difficulty selling the Company's shares because they are deemed “penny stocks”.

Since the Company's common stock is not listed on the Nasdaq Stock Market, if the trading price of its common stock remains below $5.00 per share, trading in its common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the Company's common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Potential issuance of additional common and preferred stock could dilute existing stockholders.

The Company is authorized to issue up to 100,000,000 shares of common stock. To the extent of such authorization, the Company's Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby. The Company is also authorized to issue up to 100,000,000 shares of preferred stock. In addition the Board of Directors could designate additional classes and series of preferred stock without stockholder approval, and could create additional securities which would have dividend and liquidation preferences over the common stock offered hereby. Preferred stockholders could adversely affect the rights of holders of common stock by:

ཉ	exercising voting, redemption and conversion rights to the detriment of the holders of common stock;

ཉ	receiving preferences over the holders of common stock regarding or surplus funds in the event of its dissolution or liquidation;

ཉ	delaying, deferring or preventing a change in control of the Company; and

ཉ	discouraging bids for its common stock.

The market price of the Company's stock may be adversely affected by market volatility.

The market price of the Company's common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

ཉ	announcements of contracts or innovations by the Company or its competitors;

ཉ	announcements of new entertainment products or new contracts by the Company or its competitors;

ཉ	actual or anticipated variations in its operating results due to the level of expenses and other factors;

ཉ	changes in financial estimates by securities analysts and whether its earnings meet or exceed such estimates;

ཉ	conditions and trends in the mining industry in Canada and other industries;

ཉ	new accounting standards;

ཉ	general economic, political and market conditions and other factors; and

ཉ	The lack of depth and liquidity of the market for our common stock; and

In addition, the stock market in general, and the over-the-counter market in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the performance of listed companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

Only a limited trading market for our common stock exists.

Historically, we have had limited trading in our common stock, in part, as a result of the limited public float in our stock and as a result of our operating history. Unless a substantial number of shares are sold by the selling shareholders and other GCME shareholders into the open market, an active trading market for shares of our common stock may never develop. Without an active market in our shares, the liquidity of the stock could be limited and prices for the common stock would be depressed.

Our common stock is traded in the over-the-counter market through the Over-the-Counter Electronic Bulletin Board. Our common stock may never be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDAQ Stock Market).

We are obligated to indemnify our officers and directors for certain losses they suffer.

Article X of our By-Laws provides that the Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that such person is or was a Director, Trustee, Officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a Director, Trustee, Officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgment, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the Corporation, and with respect to any criminal action or proceeding, had no reasonable cause to believe such person's conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which such person reasonably believed to be in or not opposed to the best interests of the Corporation, and with respect to any criminal action proceeding, had reasonable cause to believe that such person's conduct was unlawful.
.
Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Securities Act, and, is, therefore, unenforceable.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE PERIOD ENDED SEPTEMBER 30, 2005

The information presented here should be read in conjunction with the Company's consolidated financial statements and related notes. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words “believes,” “anticipates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond the Company's control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the Company's discussions regarding the various factors which affect its business, included in this section and elsewhere in this report, as well as the discussions under the heading “Risk Factors.”.

Revenue. The Company has not yet generated revenue during this reporting period.

Cost. The Company has incurred $195,362 in total costs during the period ending September 30, 2006, compared to the total cost of $30,482 from inception (Dec.15, 2004) to September 30, 2005. The increase is caused by more activities associated with the exploration and research of the mineral property and increased general administrative cost due to more business activities.

Net Loss per share. The Net Loss per share for the period ending September 30, 2006 is ($0.01). Loss per share for the period from inception (Dec.15, 2004) to September 30, 2005 is Nil.

Cash. On September 30, 2006, the Company has $25,631 on cash, compared to $45,442 on September 30, 2005.

Liquidity and Capital Resources

As of the date of this annual report, we have not generated any revenues from our business activities.

In December 2004, we issued 1,000,000 shares of common stock through an exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of shares of common stock.

In January 2006, we completed our public offering and raised $101,000.

As of September 30, 2006, our total assets were $55,631 and our total liabilities were $181,267.

PART III

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements are included at pages 20 to 29.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the year ended to September 30, 2006, have been audited by Michael T. Studer CPA P.C. Our financial statements for the period December 15, 2004 (inception) to September 30, 2005 were audited by Moen & Company, LLP.

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

ITEM 8B.  OTHER INFORMATION.

None

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors and Significant Employees

Our directors serve until their successors are elected and qualified. Our officers are elected by the board of directors to a term of two (2) years and serve until their successor is duly elected and qualified, or until an officer is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
John Hui	47	President, principal executive officer, and a member of the
83-3555 Westminster Hwy,		board of directors.
Richmond, British Columbia
Canada

Jake Wei	37	Chairman, principal accounting officer, and a member of the board of directors.
ChaoYang Qu, AnXiangBeiLi, ChuangYeDaSha B 1206, Beijing, China

Yi Wang	45	A member of the board of directors.
4380 No 3 Road, RICHMOND BC V6X 3V7 CANADA

The persons named are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Mr. John Hui has over 14 years of hands on business experience in China. He is the Founder and is serving as the Vice-Chairman and director of China World Trade Corporation (CWTD) a publicly traded company.  Born in Hong Kong and educated in the United Kingdom, Canada and the USA, Mr. Hui has had a successful career in the Advertising, Media, and the Telecommunications fields in North America before he started the venture in 1992 that led to the successful company known as CWTD. In the past few years, Mr. Hui has provided consultation services to numerous companies in China. He is a member of the US Chamber of Commerce in Southern China and has served as a member on its election committee for the past two terms.

Mr. Wei has 15 years of management experience in China and has been CEO of a U.S. public company since 1997. He founded one of the first Internet Service Providers in China and built the company up to become one of the strongest players in the ISP industry and the top brand name in the Domain Registration industry in China, before negotiating its sale to a Hong Kong-based public company. He has strong ties within a wide variety of industries in China and has negotiated many merger and acquisition transactions for public companies with some of the largest players in China.

Mr. Yi Wang received a bachelor's degree from University of NanKai, majoring in Law in 1983, a Masters degree from University of NIC, Sweden, majoring in law in 1989 and a Doctorate degree from Goteborg University, majoring in International Finance in 1994. From 1994 to 1999, Mr. Wang was the executive director for PG Financial Company in Hong Kong. From 2000 to 2003, he was the executive director and vice chairman for TaiHe Holding Company, and CEO and Chairman for TaiHe Media Company. From 2004 to present, he has been the executive director and vice chairman for China Baoli HuaYi Media and Entertainment Corp. Mr. Wang has also been the founder of several companies such as Beijing TaiHe Holding Group, which invested in real estate in Beijing; Taihe Media Group; Huayi Taihe Film Agency Company, and Travel Channel TV. He also assisted in several re-organizations such as: HuaYi Brother Taihe Film Company, HuaYi XiYing Film Distribution Company and Baoli Huayi Media Company, and helped Baoli Huayi Media Company become listed on the Hong Kong stock exchange. Mr. Wang was also involved in the production of 12 movies and 29 TV series as General Producer, General Planner and General Supervisor.

Conflicts of Interest

The only conflict is that Messrs. Hui and Wei, our two officers, devote time to projects that do not involve us. Mr. Hui estimates that he spends approximately 50% of his working time on Company matters. Mr. Wei estimates that he spends approximately 50% of his working time on Company matters.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business of such person, or any partnership in which he was a general partner at or within two yeas before the time of such this filing, or any corporation or business association of which he was an executive officer within two years before the time of this filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment was not subsequently reversed, suspended or vacated; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

No Independent Audit Committee

We do not have a separately-designated audit committee of the board or any other board-designated committee. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

No Audit Committee Financial Expert

None of our directors or officers has the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of our Code of Ethics is filed as an exhibit to the this Form 10-KSB.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended September 2006. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other
				Annual	Restricted	Securities
				Compen	Stock	Underlying	LTIP	All Other
Name and Principal		Salary	Bonus	sation	Award(s)	Options /	Payouts	Compens
Position	Year	($)	($)	($)	($)	SARs (#)	($)	ation ($)
John Hui	2004	0	0	0	0	0	0	0
President and Director	2005	0	0	0	0	0	0	0
	2006	41,667	0	0	0	0	0	0

Jake Wei	2004	0	0	0	0	0	0	0
Chairman and Director	2005	0	0	0	0	0	0	0
	2006	41,667	0	0	0	0	0	0

Yi Wang	2004	0	0	0	0	0	0	0
Director [1]	2005	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

[1] Note: Mr. Yi Wang was appointed a director on December 11, 2006.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Compensation of Directors

We have not paid any director's fees to our directors.

Indemnification

Article X of our By-Laws provides that the Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that such person is or was a Director, Trustee, Officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a Director, Trustee, Officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgment, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the Corporation, and with respect to any criminal action or proceeding, had no reasonable cause to believe such person's conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which such person reasonably believed to be in or not opposed to the best interests of the Corporation, and with respect to any criminal action proceeding, had reasonable cause to believe that such person's conduct was unlawful.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Securities Act, and, is, therefore, unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares. Our office address, which is the applicable address for each beneficial owner, is 10th Floor, Building A, TongYongGuoJi Center, No.3 Jianguomenwai Road, Chaoyang District, Beijing, China 100101, and our telephone number is 86-10-5921-2222. .

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
Zhang, JianPing	9,000,000	Former President and Director	44.8%

John Hui	0	President	0%

Jake Wei	0	Chairman	0%

All Officers and Directors as a
Group (2 Persons)	0		0%

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company which may result in a change in control of our company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As at September 30, 2006, $30,000 is owed by the Company to the Chairman of the Company, and $52,711 is owed by the Company to a former director of the Company. Both loans are unsecured, bear no interest and have no specific terms of repayment.

--

PART IV

ITEM 13.  EXHIBITS.

The following exhibits are hereby incorporated by reference:

Exhibit No.	Document Description
3.1	Articles of Incorporation filed as Exhibit 3.1 to a registration statement on Form SB-2 filed with Commission on April 20, 2005
3.2	Bylaws filed as Exhibit 3.2 to a registration statement on Form SB-2 filed with Commission on April 20, 2005
10.1	Joint Venture Agreement with Beijing Tangde International Film and Culture Co., attached as Exhibit 10 to a Form 8-K filed with the Commission on June 15, 2006.
10.2	Joint Venture Agreement with Beijing New-Element Co., attached as Exhibit 10 to a Form 8-K filed with the Commission on September 26, 2006.
10.3	Joint Venture Agreement with Star King Talent Agency Ltd., attached as Exhibit 10 to a Form 8-K filed with the Commission on December 8, 2006.

The following documents are filed herewith:

Exhibit No.	Document Description
14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for the last fiscal year for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for this fiscal year was:
2006	$25,000	Michael T. Studer, CPA P.C.
2006	$20,967	Moen & Company, LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last fiscal year for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:
2006	$0	Michael T. Studer, CPA P.C.
2006	$0	Moen & Company, LLP

(3) Tax Fees

      The aggregate fees billed in the last fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:
2006	$0	Michael T. Studer, CPA P.C.
2006	$0	Moen & Company, LLP

(4) All Other Fees

      The aggregate fees billed in the last fiscal year for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:
2006	$0	Michael T. Studer, CPA P.C.
2006	$0	Moen & Company, LLP

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of January, 2007.

GREATER CHINA MEDIA AND ENTERTAINMENT CORP.
(the “Registrant”)

BY:	/s/ John Hui
John Hui, President, Principal Executive Officer and a Member of the Board of Directors

BY:	/s/ Jake Wei
Jake Wei, Chairman, Principal Financial Officer and Principal Accounting Officer and a Member of a Board of Directors

MICHAEL T. STUDER CPA P.C. 18 East Sunrise Highway, Suite 311 Freeport, NY 11520 Phone: (516) 378-1000 Fax: (516) 546-6220
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Greater China Media and Entertainment Corp.

I have audited the accompanying balance sheet of Greater China Media and Entertainment Corp. (the “Company”) as of September 30, 2006, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2006, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Date: December 29, 2006	By:	/s/ Michael T. Studer CPA P.C.

Title: Freeport, New York

Greater China Media and Entertainment Corp.
(A Development Stage Company)
Balance Sheets

	September 30,	September 30,
	2006	2005
ASSETS
Current Assets
Cash	25,631	45,442
Prepaid expense	30,000	-
Total Current Assets	55,631	45,442
Other assets	-	-
Total Assets	55,631	45,442

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	15,223	5,788
Accrued salaries payable to related parties	83,333	-
Loans payable to related parties	82,711	52,711
Advances on share subscriptions	-	12,500
Total current liabilities	181,267	70,999

Stockholders' Equity (Deficiency)
Preferred stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 20,100,000 and 10,000,000 shares, respectively	201	100
Additional paid-in capital	115,674	8,025
Deficit accumulated during the development stage	(241,511)	(33,682)
Total stockholders' equity (deficiency)	(125,636)	(25,557)
Total Liabilities and Stockholders' Equity (Deficiency)	55,631	45,442

See notes to financial statements.

Greater China Media and Entertainment Corp.
(A Development Stage Company)
Statements of Operations

	Year ended September 30, 2006	Period December 15, 2004 (inception) to September 30, 2005	Cumulative during the development stage (December 15, 2004 to September 30, 2006)

Revenue	-	-	-

Cost and expenses
General and administrative expenses	195,362	30,482	225,844
Loss from continuing operations	(195,362)	(30,482)	(225,844)
Loss from discontinued operations	(12,467)	(3,200)	(15,667)
Net Loss	(207,829)	(33,682)	(241,511)

Net Loss per share
Basic and Diluted	(0.01)	(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	18,771,780	10,000,000

See notes to financial statements.

Greater China Media and Entertainment Corp.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficiency)
For the period December 15, 2004(Inception) to September 30, 2006

	Common Stock, $0.00001 Par Value	Common Stock, $0.00001 Par Value	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Sale of common stock on
December 17, 2004 at $0.0001 per share	10,000,000	100	900	-	1,000
Donated services	-	-	7,125	-	7,125
Net loss for the period December 15, 2004 (inception) to September 30, 2005				(33,682)	(33,682)
Balance, September 30, 2005	10,000,000	100	8,025	(33,682)	(25,557)
Sale of common stock in public offering at $0.01 per share which closed November 28, 2005	10,100,000	101	100,899	-	101,000
Donated services	-	-	6,750	-	6,750
Net loss for the year ended September 30, 2006	-	-	-	(207,829)	(207,829)
Balance, September 30, 2006	20,100,000	201	115,674	(241,511)	(125,636)

See notes to financial statements.

Greater China Media and Entertainment Corp.
(A Development Stage Company)
Statements of Cash Flows

	Year ended September 30, 2006	Period December 15, 2004 (inception) to September 30, 2005	Cumulative during the development stage (December 15, 2004 to September 30, 2006)

Cash Flows from Operating Activities
Net loss	(207,829)	(33,682)	(241,511)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Impairment of mining property acquisition costs	3,376	3,200	6,576
Loss on disposal of mining equipment	9,091	-	9,091
Management services donated	4,500	4,750	9,250
Office rent donated	2,250	2,375	4,625
Changes in operating assets and liabilities
Prepaid expenses	(30,000)	-	(30,000)
Accounts payable and accrued liabilities	92,768	5,788	98,556
Advances on share subscriptions	(12,500)	12,500	-
Net cash provided by (used for) operating activities	(138,344)	(5,069)	(143,413)

Cash Flows from Investing Activities
Acquisition of mining equipment	(36,696)	-	(36,696)
Disposal of mining equipment	27,605	-	27,605
Mining property acquisition costs	(3,376)	(3,200)	(6,576)
Net cash provided by (used for) investing activities	(12,467)	(3,200)	(15,667)

Cash Flows from Financing activities
Loans from related parties	30,000	52,711	82,711
Proceeds from sales of common stock	101,000	1,000	102,000
Net cash provided by (used for) financing activities	131,000	53,711	184,711

Increase (decrease) in cash	(19,811)	45,442	25,631
Cash, beginning of period	45,442	-	-

Cash, end of period	25,631	45,442	25,631

Supplemental Disclosures of Cash Flow Information:
Interest paid	-	-	-
Income taxes paid	-	-	-

See notes to financial statements.

Greater China Media and Entertainment Corp.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006

Note 1 Organization and Business Operations

Greater China Media and Entertainment Corp. (the “Company”) was incorporated in the State of Nevada on December 15, 2004 under the name AGA Resources, Inc. From inception to July 2006, the Company was engaged in mineral exploration. In July 2006, the Company decided to terminate mineral exploration activities and to concentrate on media and entertainment activities in the People's Republic of China (“PRC”).

In May 2006, the Company effectuated a 10 for 1 forward stock split. The financial statements have been retroactively adjusted to reflect this stock split.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in US dollars.

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, at September 30, 2006, the Company had negative working capital and a stockholders' deficiency of $125,636. For the years ended September 30, 2006 and 2005, the Company incurred net losses of $207,829 and $33,682, respectively. These factors create substantial doubt as to the Company's ability to continue as a going concern. The Company plans to raise additional capital and to establish profitable business operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Use of estimates-The-preparation of financial statements in conformity with accounting principles generally accepted in the Unites States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments - The Company's financial instruments consist of cash, accounts payable and accrued liabilities, accrued salaries payable to related parties, and loans payable to related parties, which approximate fair value because of their short maturity.

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive common stock equivalents such as convertible securities and stock options.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 3 Prepaid Expenses

On September 25, 2006, the Company executed a Script contract with Vigor Creative Productions Limited, a Hong Kong Corporation (“Vigor”). The Script Contract provides for the Company's purchase of scripts to be written by Vigor for 30 series of a television program named “True Love” to be provided by the Company. The total purchase price is 900,000 Hong Kong dollars (“HKD”) ($115,508 translated at the September 30, 2006 exchange rate) and is payable 250,000 HKD upon signing of the agreement, 250,000 HKD upon receipt of the skeleton of the Scripts (to be delivered by Vigor one month after signing of the agreement), 150,000 HKD upon receipt of scripts for the first 10 series, 150,000 HKD upon receipt of scripts for the 20 series, and 100,000 HKD upon receipt of scripts for the 30 series (to be delivered by Vigor within 4 months after signing of agreement).

Pursuant to the Script Contract, the Company paid Vigor $30,000 on September 25, 2006 and classified the payment as prepaid expenses at September 30, 2006. As scripts are delivered to the Company, the related costs will be capitalized as film and television costs. The 900,000 HKD total cost of the scripts and the subsequent production costs (estimated to be 10,000,000 RMB, or $1,264,430 translated at the September 30, 2006) will be expensed in the proportion that current period's gross revenues from the television program bear to estimated remaining gross revenues from the program within 10 years of the delivery of the first episode (the “Projected Revenue Method”).

Note 4 Loans payable to Related Parties

Loans payable to related parties consist of:
September 30,
2006  2005
Loan payable to chairman,
Non interest bearing, due on demand        $30,000 $ --
Loan payable to former chief executive
officer, non interest bearing, due on demand      52,711  52,711

Total                    $82,711 $52,711

The $30,000 loan payable to chairman was made pursuant to a $85,000 loan commitment from the chairman. In November 2006, the chairman advanced an additional $50,000 for the Company.

Note 5 Stockholder's Equity

On December 17, 2004, the Company sold a total of 10,000,000 shares of its common stock to its then two officers and directors at a price of $0.0001 per share, or $1,000 total.

On November 28, 2005, the Company closed its public offering (the related registration statement on Form SB-2 was declared effective by the Securities and Commission on October 17, 2005). The Company sold a total of 10,100,000 shares of its common stock at a price of $0.01 per share, or $101,000 total.

At September 30, 2006, there were no outstanding stock options or warrants.

Note 6 Income Taxes

No provisions for income taxes have been recorded since the Company has incurred losses since inception.

Deferred tax assets consist of:

September 30,

2006  2005

Net operating loss carry forwards          $82,114  $11,452
Less valuation allowance            (82,114) (11,452)

Net                     $--   $ --

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $82,114 attributable to the future utilization of $241,511 of net operating loss carry forwards as of September 30, 2006 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2006. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry forwards expire $33,682 in 2025 and $207,829 in 2026.

Current tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 7 Business Acquisitions

Triumph Research Limited

On June 14, 2006, the Company executed an agreement with Triumph Research Limited, a corporation organized under the laws of the British Virgin Islands (“Triumph”), Beijing Tangde International Film and Culture Co., Ltd., a company organized under the laws of the PRC (“Tangde”), and the Triumph stockholders. The agreement provided that the Company would issue 3,209,000 shares of its common stock to the Triumph stockholders in exchange for 100% of the issued and outstanding capital stock of Triumph. The agreement also provided that, prior to closing, Triumph would make a 5,100,000 PRC Renminbi (“RMB”), or $644,859 translated at the September 30, 2006 exchange rate, capital contribution to a joint venture with Tangde (the “Tangde Joint Venture”) for a 51% interest in the Tangde Joint Venture. Under an agreement between Triumph and Tangde dated April 18, 2006, the Tangde Joint Venture is to invest in film and television products, equipment leasing, agency activities, advertising and other related businesses in the media and entertainment industries.

The closing occurred on June 27, 2006 and the Triumph stockholders delivered Stock Powers conveying their equity interests in Triumph to the Company. However, since Triumph had failed to make the 5,100,000 RMB capital contribution to the Tangde Joint Venture prior to closing, the Company exercised its option to withhold delivery of the 3,209,000 shares of common stock to the Triumph stockholders. Pursuant to a closing agreement, the Triumph stockholders agreed to pay the 5,100,000 RMB capital contribution by September 27, 2006. Although this payment has not yet been made, the Company believes that the Triumph stockholders will make the 5,100,000 RMB capital contribution in early 2007. In the event of a continuing default, the Company has several remedies, including legal action to enforce the payment obligation created by the closing agreement, as well as an action to rescind the agreement. At September 30, 2006, Triumph has no assets other than its rights under the Tangde Joint Venture agreement.

Joint Venture with Beijing New-Element Co. Ltd. (“New Element”)

On September 25, 2006, the Company executed a Joint Venture Agreement with New Element, a company organized under the laws of the PRC. The agreement provides for the formation of a joint venture (the “New Element Joint Venture”) to conduct a marketing and promotion business in the PRC. The Company is to contribute 510,000 RMB, or $64,486 translated at the September 30, 2006 exchange rate, for a 51% interest in the New Element Joint Venture and New Element is to contribute 490,000 RMB, or $61,957 translated at the September 30, 2006 exchange rate, for a 49% interest in the New Element Joint Venture. The agreement also provides that the Company is to issue 2,000,000 shares of its common stock to the sole stockholder of New Element and New Element is to transfer all its signed marketing and promotion commercial contracts to the New Element Joint Venture. The agreement, which has a term of 20 years, also provides that the Company is to provide the required working capital to the New Element Joint Venture and that New Element is responsible for the joint venture's daily operations. If the New Element Joint Venture meets the profit projection in 3 years, the Company has an option to acquire New Element's 49% interest at a price equal to 6 times the average annual profit for the 3 years and New Element has an option to sell its 49% interest to the Company at a price also equal to 6 times the average annual profit for the 3 years. If the joint venture meets the profit projection in 3 years and New Element decides to terminate the agreement, the Company may require New Element to return all of the Company’s investment in the New Element Joint Venture.

At December 28, 2006, the New Element Joint Venture has not yet been funded and operations have not yet commenced.

Joint Venture with Beijing Star King Talent Agency Ltd. Co. (“Star King”)

On December 7, 2006, the Company executed a Joint Venture Agreement with Star King, a company organized under the laws of the PRC. The agreement provides for the formation of a joint venture (the “Star King Joint Venture”) to conduct a talent agency business in the PRC. The Company is to contribute 600,000 RMB, or $75,866 translated at the September 30, 2006 exchange rate, for a 60% interest in the Star King Joint Venture, and Star King is to contribute 400,000 RMB, or $50,577 translated at the September 30, 2006 exchange rate, for a 40% interest in the Star King Joint Venture. The agreement also provides that the Company is to issue 2,000,000 shares of its common stock to Star King or its designee(s) and Star King is to transfer all its signed agency contracts to the Star King Joint Venture. The agreement, which has a term of 20 years, also provides that the Company is to provide 940,000 RMB ($118,856 translated at the September 30, 2006 exchange rate) initial working capital to the Star King Joint Venture and that Star King is responsible for the joint venture's daily operations. If the Star King Joint Venture generates a pretax profit of 8,000,000 RMB ($1,011,544 translated at the September 30, 2006 exchange rate) in the first 2 years, the Company has an option to acquire Star King's 40% interest at a price equal to 6 times the average annual net profit using a combination of cash and common stock. If the joint venture generates a pretax profit of 8,000,000 RMB ($1,011,544 translated at the September 30, 2006 exchange rate) in the first 2 years and Star King decides to terminate the cooperation, the Company is entitled to entire ownership of the Star King Joint Venture, including the Company's investment in and loans to the joint venture and all profit generated from the joint venture.

At December 28, 2006, the Star King Joint Venture has not yet been funded and operations have not yet commenced.

Note 8 Commitment and Contingencies

Employment Agreements

On August 1, 2006, the Company entered into employment agreements with its chairman and chief executive officer at monthly salaries of $20,834 each. The term of these agreements is two years. Under both agreements, either the Company or the employee may terminate the agreement, with or without cause, by providing the other party with three months prior written notice.

Rental Agreements

Commencing July 1, 2006, the Company has rented office space under a month to month verbal agreement which provides for monthly rentals of $645.