Form 10QSB
period 2007-02-08
GREATER CHINA MEDIA & ENTERTAINMENT CORP. (formerly AGA Resources, Inc.)
filed 2007-02-08
CIK 1321366

FORM 10-QSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the quarter ended December 31, 2006

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

As of December 31, 2006, the Company had 20,100,000 shares of common stock outstanding.

PART I. - FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS.

Greater China Media and Entertainment Corp.
(A Development Stage Company)
Balance Sheets

	December 31,		September 30,
	2006		2006
	(Unaudited)		(Audited)
ASSETS
Current Assets
Cash	$12,820		$25,631
Prepaid expenses	80,000		30,000
Total Current Assets	92,820		55,631
Other assets	-		-
Total Assets	$92,820		$55,631

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$13,905		$15,223
Accrued salaries payable to related parties	208,335		83,333
Loans payable to related parties	142,711		82,711
Advances on share subscriptions	-		-
Total current liabilities	364,951		181,267
Stockholders' Equity (Deficiency)
Preferred stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 0 and 0 shares, respectively	-		-
Common stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 20,100,000 and 20,100,000 shares, respectively	201		201
Additional paid-in capital	115,674		115,674
Deficit accumulated during
the development stage	(388,006)		(241,511)
Total stockholders' equity (deficiency)	(272,131)	-	(125,636)
Total Liabilities and Stockholders' Equity (Deficiency)	$92,820		$55,631

See notes to financial statements.

Greater China Media and Entertainment Corp.
(A Development Stage Company)
Statements of Operations

			Cumulative during the development

	Three months ended		stage Dec.15
	December 31,		2004 to Dec.31
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-

Cost and expenses
General and administrative expenses	146,495	14,535	372,339
Loss from continuing operations	(146,495)	(14,535)	(372,339)
Loss from discontinued operations	-	-	(15,667)
Net Loss	$(146,495)	$(14,535)	$(388,006)

Net Loss per share
Basic and diluted	$(0.01)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	20,100,000	11,632,600

See notes to financial statements.

Greater China Media and Entertainment Corp.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period December 15, 2004 (Inception) to December 31, 2006

	Common Stock, $0.00001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Sale of common stock on
December 17, 2004 at $0.0001 per share	10,000,000	$100	$900	$-	$1,000
Donated services	-	-	7,125	-	7,125
Net loss for the period December 15,
2004 (inception) to September 30, 2005	-	-	-	(33,682)	(33,682)
Balance, September 30, 2005	10,000,000	100	8,025	(33,682)	(25,557)
Sale of common stock in public offering
at $0.01 per share which closed
November 28, 2005	10,100,000	101	100,899	-	101,000
Donated services	-	-	6,750	-	6,750
Net loss for the year
ended September 30, 2006	-	-	-	(207,829)	(207,829)
Balance, September 30, 2006	20,100,000	201	115,674	(241,511)	(125,636)
Net loss for the year
ended December 31, 2006 (Unaudited)	-	-	-	(146,495)	(146,495)
Balance, December 31, 2006 (Unaudited)	20,100,000	$201	$115,674	$(388,006)	$(272,131)

See notes to financial statements.

Greater China Media and Entertainment Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006

Note 1 Interim Financial Statements

The unaudited financial statements as of December 31, 2006 and for the three months ended December 31, 2006 and 2005, and for the period December 15, 2004 (inception) to December 31, 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2006 and the results of operations and cash flows for the periods ended December 31, 2006 and 2005. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month ended December 31, 2006 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending September 31, 2007. The balance sheet at September 31, 2006 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended September 30, 2006 as included in our report on Form 10-KSB.

Note 2 Organization and Business Operations

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

Note 3 Prepaid Expenses

Prepaid expenses consist of:

	December 31,	September 30,
	2006	2006
	(Unaudited)
Vigor Creative Productions Limited -
Script Contract	$30,000	$30,000
Wang Yi - director compensation
for year ended December 31, 2007	50,000	-

Total	$80,000	$30,000

On September 25, 2006, the Company executed a Script Contract with Vigor Creative Productions Limited, a Hong Kong corporation (“Vigor”). The Script Contract provides for the Company's purchase of scripts to be written by Vigor for 30 series of a television program named “True Love” to be produced by the Company. The total purchase price is 900,000 Hong Kong dollars (“HKD”) ($116,001 translated at the December 31, 2006 exchange rate) and is payable 250,000 HKD upon signing of the agreement,

250,000 HKD upon receipt of the skeleton of the Scripts (to be delivered by Vigor one month after signing of the agreement), 150,000 HKD upon receipt of scripts for the first 10 series, 150,000 HKD upon receipt of scripts for the first 20 series, and 100,000 HKD upon receipt of scripts for the 30 series (to be delivered by Vigor within 4 months after signing of the agreement).

Pursuant to the Script Contract, the Company paid Vigor $30,000 on September 25, 2006 and classified the payment as a prepaid expense at September 30, 2006. As scripts are delivered to the Company, the related costs will be capitalized as film and television costs. The 900,000 HKD total cost of the scripts and the subsequent production costs (estimated to be 10,000,000 RMB, or $1,280,820 translated at the December 31, 2006 exchange rate) will be expensed in the proportion that current period's gross revenues from the television program bear to estimated remaining gross revenues from the program within 10 years of the delivery of the first episode (the “Projected Revenue Method”).

In January 2007, Vigor delivered scripts for the first 6 episodes. The Company expects to receive scripts for an additional 6 episodes in February 2007 and expects to receive scripts for the remaining episodes by April 2007.

Note 4 Loans payable to Related Parties

Loans payable to related parties consist of:

	December 31,	September 30
	2006	2006
	(Unaudited)

Loan payable to chairman,
Non interest bearing, due on demand	$90,000	$30,000
Loan payable to chief executive
officer, non interest bearing, due on demand	52,711	52,711

Total	$142,711	$82,711

The Company has agreed to repay the $90,000 loan payable to chairman by December 1, 2008 in cash, common stock, or a combination thereof.

Note 5 Stockholders' Equity

On December 17, 2004, the Company sold a total of 10,000,000 shares of its common stock to its then two officers and directors at a price of $0.0001 per share, or $1,000 total.

On November 28, 2005, the Company closed its public offering (the related registration statement on Form SB-2 was declared effective by the Securities and Commission on October 17, 2005). The Company sold a total of 1,010,000 pre-split shares of its common stock at a price of $0.10 per share, or $101,000 total.

At December 31, 2006, there were no outstanding stock options or warrants.

Note 6 Income Taxes

No provisions for income taxes have been recorded since the Company has incurred losses since inception.

Deferred tax assets consist of:

	December 31,	September 30,
	2006	2006
	(Unaudited)

Net operating loss carry forwards	$131,922	$82,114
Less valuation allowance	(131,922)	(82,114)

Net	$-	$-

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $131,922 attributable to the future utilization of $ 388,006 of net operating loss carry forwards as of December 31, 2006 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2006. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry forwards expire $33,682 in 2025, $207,829 in 2026, and $146,495 in 2027.

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

The closing occurred on June 27, 2006 and the Triumph stockholders delivered Stock Powers conveying their equity interests in Triumph to the Company. However, since Triumph had failed to make the 5,100,000 RMB capital contribution to the Tangde Joint Venture prior to closing, the Company exercised its option to withhold delivery of the 3,209,000 shares of common stock to the Triumph stockholders. Pursuant to a closing agreement, the Triumph stockholders agreed to pay the 5,100,000 RMB capital contribution by September 27, 2006. Although this payment has not yet been made, the Company believes that the Triumph stockholders will make the 5,100,000 RMB capital contribution in early 2007. In the event of a continuing default, the Company has several remedies, including legal action to enforce the payment obligation created by the closing agreement, as well as an action to rescind the agreement. At September 30, 2006 and December 31, 2006, Triumph has no assets other than its rights under the Tangde Joint Venture agreement.

Joint Venture with Beijing New-Element Co. Ltd. (“New Element”)

On September 25, 2006, the Company executed a Joint Venture Agreement with New Element, a company organized under the laws of the PRC. The agreement provides for the formation of a joint venture (the “New Element Joint Venture”) to conduct a marketing and promotion business in the PRC. The Company is to contribute 510,000 RMB, or $65,322 translated at the December 31, 2006 exchange rate, for a 51% interest in the New Element Joint Venture and New Element is to contribute 490,000 RMB, or $62,760 translated at the December 31, 2006 exchange rate, for a 49% interest in the NewElement Joint Venture. The agreement also provides that the Company is to issue 2,000,000 shares of its common stock to the sole stockholder of New Element and New Element is to transfer all its signed marketing and promotion commercial contracts to the New Element Joint Venture. The agreement, which has a term of 20 years, also provides that the Company is to provide the required working capital to the New Element Joint Venture and that New Element is responsible for the joint venture's daily operations. If the New Element Joint Venture meets the profit projection in 3 years, the Company has an option to acquire New Element's 49% interest at a price equal to 6 times the average annual profit for the 3 years and New Element has an option to sell its 49% interest to the Company at a price also equal to 6 times the average annual profit for the 3 years. If the joint venture meets the profit projection in 3 years and New Element decides to terminate the agreement, the Company may require New Element to return all of the Company's investment in the New Element Joint Venture.

At February 2, 2007, the New Element Joint Venture has not yet been funded and operations have not yet commenced.

Joint Venture with Beijing Star King Talent Agency Ltd. Co. (“Star King”)

On December 7, 2006, the Company executed a Joint Venture Agreement with Star King, a company organized under the laws of the PRC. The agreement provides for the formation of a joint venture (the “Star King Joint Venture”) to conduct a talent agency business in the PRC. The Company is to contribute 600,000 RMB, or $76,849 translated at the December 31, 2006 exchange rate, for a 60% interest in the Star King Joint Venture, and Star King is to contribute 400,000 RMB, or $51,233 translated at the December 31, 2006 exchange rate, for a 40% interest in the Star King Joint Venture. The agreement also provides that the Company is to issue 2,000,000 shares of its common stock to Star King or its designee(s) and Star King is to transfer all its signed agency contracts to the Star King Joint Venture. The agreement, which has a term of 20 years, also provides that the Company is to provide 940,000 RMB ($120,397 translated at the December 31, 2006 exchange rate) initial working capital to the Star King Joint Venture and that Star King is responsible for the joint venture's daily operations. If the Star King Joint Venture generates a pretax profit of 8,000,000 RMB ($1,024,656 translated at the December 30, 2006 exchange rate) in the first 2 years, the Company has an option to acquire Star King's 40% interest at a price equal to 6 times the average annual net profit using a combination of cash and common stock. If the joint venture generates a pretax profit of 8,000,000 RMB ($1,024,656 translated at the December 31, 2006 exchange rate) in the first 2 years and Star King decides to terminate the cooperation, the Company is entitled to entire ownership of the Star King Joint Venture, including the Company's investment in and loans to the joint venture and all profit generated from the joint venture.

At February 2, 2007, the Star King Joint Venture has not yet been funded and operations have not yet commenced.

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

Rental Agreements

From July 1, 2006 to December 31, 2006, the Company rented office space under a month to month verbal agreement at a rent of $645 per month.

On January 1, 2007, the Company executed a lease agreement for space at a rent of $645 per month for a term of one year ending December 31, 2007.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We are a start-up Corporation and have not yet generated or realized any revenues from our business activities.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin our new operations unrelated to removing and selling minerals. We completed our public offering and raised $100,100. We do not believe the money will allow us to operate for 12 months. As of December 31, 2006, we had only approximately $12,820 in cash on our balance sheet.

In June 2006, the Company signed and closed an Acquisition Agreement with Triumph Research Limited, which is a BVI company and party to a Joint Venture Agreement with Beijing Tangde International Film and Culture Co., Ltd. (“Tangde”), a Chinese company.

On September 25, 2006, the Company and Beijing New-Element Co. Ltd., a company organized and existing under the laws of the People's Republic of China (“New-Element”), entered into a Joint Venture Agreement (the “Agreement”) for a term of twenty years to be organized in Beijing, China. The purpose of the Agreement is to jointly conduct a marketing and promotional business for selected clients in the People’s Republic of China. The Company will contribute 510,000 RMB to the Joint Venture and will own 51% of the Joint Venture Company, having a majority of the seats on the Board of Directors. New-Element will contribute 490,000 RMB to the Joint Venture and will own 49% of the Joint Venture Company, having a minority of the seats on the Board of Directors. The Company has agreed to provide the required working capital for the Joint Venture, and will be in charge of the Joint Venture's accounting management.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 2006 AS COMPARED TO THE PERIOD ENDED DECEMBER 31, 2005

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

Cost. The Company has incurred $146,495 in total costs during the period ending December 31, 2006, compared to the total cost of $14,535 for the same period ended December 31, 2005. The increase is caused by more activities associated with the increased general administrative cost due to more business activities.

Net Loss per share. The Net Loss per share for the period ending December 31, 2006 is ($0.01). Loss per share for the period ending December 31, 2005 is Nil.

Cash. On December 31, 2006, the Company has $12,820 on cash, compared to $25,631 on December 31, 2005.

Liquidity and Capital Resources

As of the date of this quarterly report, we have not generated any revenues from our business activities.

In December 2004, we issued 1,000,000 shares of common stock through an exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of shares of common stock.

In January 2006, we completed our public offering and raised $101,000.

As of December 31, 2006, our total assets were $92,820 and our total liabilities were $364,951.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Subsequent Event:

On January 30, 2007, Mr. Zhang, JianPing, former President and Director of the Company, and owner of 9,000,000 shares of common stock, representing 44.8% of the outstanding and issued shares of common stock, sold 7,000,000 shares of common stock in transactions intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation S, to seven investors residing in mainland China for a total consideration of $7,000. Mr. Zhang's remaining 2,000,000 shares represent approximately 9.9% of the issued and outstanding shares, and the Company takes the position that Mr. Zhang is no longer an affiliate.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following reports on Form 8-K were filed during the last quarter:

(1)
Form 8-K filed on December 8, 2006, disclosing the entry of the Company into a Joint Venture Agreement with Beijing Star King Talent Agency Ltd., Co., to jointly conduct a talent agency business in the People's Republic of China.

(2)	Form 8-K filed on December 11, 2006, disclosing the appointment of Mr. Yi Wang as an Independent Director on the Company's Board of Directors.

(b) The following exhibits are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on 8th of February, 2007.

GREATER CHINA MEDIA AND ENTERTAINMENT CORP.
(the "Registrant")

BY:	/s/ Xin Wei
Xin Wei, Chairman of Board of Directors

BY:	/s/ John Hui
John Hui, Vice Chairman of Board of Directors