Form 10QSB
period 2007-05-17
GREATER CHINA MEDIA & ENTERTAINMENT CORP. (formerly AGA Resources, Inc.)
filed 2007-05-21
CIK 1321366

FORM 10-QSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the quarter ended March 31, 2007

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

As of April 30, 2007, the Company had 20,100,000 shares of common stock outstanding.

PART I. - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

Greater China Media and Entertainment Corp.
(A Development Stage Company)
Balance Sheets

	March 31,	September 30,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$8,026	$25,631
Prepaid expenses	127,500	30,000
Total Current Assets	135,526	55,631
Other assets	-	-
Total Assets	$135,526	$55,631

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$28,677	$15,223
Accrued salaries payable to related parties	333,333	83,333
Loans payable to related parties	258,711	82,711
Total current liabilities	620,721	181,267

Stockholders' Equity (Deficiency)
Preferred stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value;
authorized 1,000,000,000 shares,
issued and outstanding 20,100,000 and 20,100,000 shares, respectively	201	201
Additional paid-in capital	115,674	115,674
Deficit accumulated during
the development stage	(601,070)	(241,511)
Total stockholders' equity (deficiency)	(485,195)	(125,636)
Total Liabilities and Stockholders' Equity (Deficiency)	$135,526	$55,631

See notes to financial statements.

Greater China Media and Entertainment Corp.
(A Development Stage Company)
Statements of Operations

	Three months ended March 31,		Six months ended March 31,		Cumulative during the development stage December 15, 2004 to
	2007	2006	2007	2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-

Cost and expenses
General and administrative expenses	213,064	12,574	359,559	27,109	585,403
Loss from continuing operations	(213,064)	(12,574)	(359,559)	(27,109)	(585,403)
Loss from discontinued operations	-	-	-	-	(15,667)
Net Loss	$(213,064)	$(12,574)	$(359,559)	$(27,109)	$(601,070)

Net Loss per share
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	20,100,000	20,100,000	20,100,000	14,150,680

See notes to financial statements.

Greater China Media and Entertainment Corp.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period December 15, 2004 (Inception) to March 31, 2007

	Common Stock, $0.00001 Par Value		Additional	Deficit Accumulated During the	Total Stockholders'
	Shares	Amount	Paid-in Capital	Development Stage	Equity (Deficiency)
Sale of common stock on
December 17, 2004 at $0.0001 per share	10,000,000	$100	$900	$-	$1,000
Donated services	-	-	7,125	-	7,125
Net loss for the period December 15,
2004 (inception) to September 30, 2005	-	-	-	(33,682)	(33,682)
Balance, September 30, 2005	10,000,000	100	8,025	(33,682)	(25,557)
Sale of common stock in public offering
at $0.01 per share which closed
November 28, 2005	10,100,000	101	100,899	-	101,000
Donated services	-	-	6,750	-	6,750
Net loss for the year
ended September 30, 2006	-	-	-	(207,829)	(207,829)
Balance, September 30, 2006	20,100,000	201	115,674	(241,511)	(125,636)
Net loss for the year
ended December 31, 2006 (Unaudited)	-	-	-	(146,495)	(146,495)
Balance, December 31, 2006 (Unaudited)	20,100,000	201	115,674	(388,006)	(272,131)
Net loss for the year
ended March 31, 2007 (Unaudited)	-	-	-	(213,064)	(213,064)
Balance, March 31, 2007 (Unaudited)	20,100,000	$201	$115,674	$(601,070)	$(485,195)
See notes to financial statements.

Greater China Media and Entertainment Corp.
(A Development Stage Company)
Statements of Cash Flows

	Six months ended March 31,		Cumulative during the development stage (December 15, 2004 to March 31, 2007)
	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(359,559)	$(27,109)	$(601,070)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Impairment of mining property acquisition costs	-	1,606	6,576
Loss on disposal of mining equipment	-	-	9,091
Management services donated	-	3,000	9,250
Office rent donated	-	1,500	4,625
Changes in operating assets and liabilities
Prepaid expenses	(97,500)	-	(127,500)
Accounts payable and accrued liabilities	13,454	(5,788)	28,677
Accrued salaries payable to related parites	250,000	-	333,333
Advances on share subscriptions	-	(12,500)	-
Net cash provided by (used for) operating activities	(193,605)	(39,291)	(337,018)

Cash Flows from Investing Activities
Acquisition of mining equipment	-	(1,606)	(36,696)
Disposal of mining equipment	-	-	27,605
Mining property acquisition costs	-	-	(6,576)
Net cash provided by (used for) investing activities	-	(1,606)	(15,667)

Cash Flows from Financing activities
Loans from related parties	176,000	-	258,711
Proceeds from sales of common stock	-	101,000	102,000
Net cash provided by (used for) financing activities	176,000	101,000	360,711
Increase (decrease) in cash	(17,605)	60,103	8,026
Cash, beginning of period	25,631	45,442	-

Cash, end of period	$8,026	105,545	$8,026

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

Note 1 Interim Financial Statements

The unaudited financial statements as of March 31, 2007 and for the three and six months ended March 31, 2007 and 2006, and for the period December 15, 2004 (inception) to March 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows for the periods ended March 31, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended March 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending September 31, 2007. The balance sheet at September 31, 2006 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended September 30, 2006 as included in our report on Form 10-KSB.

Note 2 Organization and Business Operations

Greater China Media and Entertainment Corp. (the “Company”) was incorporated in the State of Nevada on December 15, 2004 under the name AGA Resources, Inc. From inception to July 2006, the Company was engaged in mineral exploration. In July 2006, the Company decided to terminate mineral exploration activities and to concentrate on media and entertainment activities in the People’s Republic of China (“PRC”).

In May 2006, the Company effectuated a 10 for 1 forward stock split. The financial statements have been retroactively adjusted to reflect this stock split.

Note 3 Prepaid Expenses

Prepaid expenses consist of:
	March 31,	September 30,
	2007	2006
	(Unaudited)
Vigor Creative Productions Limited -
Script Contract	$90,000	$30,000
Wang Yi - director compensation
for year ended December 31, 2007	37,500	-

Total	$127,500	$30,000

On September 25, 2006, the Company executed a Script Contract with Vigor Creative Productions Limited, a Hong Kong corporation (“Vigor”). The Script Contract provides for the Company’s purchase of scripts to be written by Vigor for 30 episodes of a television program named “True Love” to be produced by the Company. The total purchase price is 900,000 Hong Kong dollars (“HKD”) ($115,182 translated at the March 31, 2007 exchange rate) and is payable 250,000 HKD upon signing of the agreement, 250,000 HKD upon receipt of the skeleton of the Scripts (to be delivered by Vigor one month after signing of the agreement), 150,000 HKD upon receipt of scripts for the first 10 episodes, 150,000 HKD upon receipt of scripts for the first 20 episodes, and 100,000 HKD upon receipt of scripts for the last 30 episodes (to be delivered by Vigor within 4 months after signing of the agreement).

Pursuant to the Script Contract, the Company paid Vigor $30,000 on September 25, 2006, $30,000 on February 10, 2007, and $30,000 on March 28, 2007, which has been classified as a prepaid expense at March 31, 2007. In January 2007, Vigor delivered scripts for the first 6 episodes. When the Company has received the remaining episodes which are expected by June 2007, the related costs will be capitalized as film and television costs. The 900,000 HKD total cost of the scripts and the subsequent production costs (estimated to be 10,000,000 RMB, or $1,292,960 translated at the March 31, 2007 exchange rate) will be expensed in the proportion that current period’s gross revenues from the television program bear to estimated remaining gross revenues from the program within 10 years of the delivery of the first episode (the “Projected Revenue Method”).

Note 4 Loans payable to Related Parties

Loans payable to related parties consist of:
	March 31,	September 30,
	2007	2006
	(Unaudited)
Loan payable to chairman,
non interest bearing, due on demand	$206,000	$30,000
Loan payable to former chief executive
officer, non interest bearing, due on demand	52,711	52,711

Total	$258,711	$82,711

The Company has agreed to repay the $206,000 loan payable to chairman by October 1, 2008 in cash, common stock, or a combination thereof.

Note 5 Stockholders’ Equity

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

At March 31, 2007, there were no outstanding stock options or warrants.

Note 6 Income Taxes

No provisions for income taxes have been recorded since the Company has incurred losses since inception.

Deferred tax assets consist of:
	March 31,	September 30,
	2007	2006
	(Unaudited)
Net operating loss carryforwards	204,364	82,114
Less valuation allowance	(204,364)	(82,114)
Net	$--	$--

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $204,364 attributable to the future utilization of the $601,070 net operating loss carryforwards as of March 31, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $33,682 in 2025, $207,829 in 2026, and $359,559 in 2027.

Current tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 7 Business Acquisitions

Triumph Research Limited

On June 14, 2006, the Company executed an agreement with Triumph Research Limited, a corporation organized under the laws of the British Virgin Islands (“Triumph”), Beijing Tangde International Film and Culture Co., Ltd., a company organized under the laws of the PRC (“Tangde”), and the Triumph stockholders. The agreement provided that the Company would issue 3,209,000 shares of its common stock to the Triumph stockholders in exchange for 100% of the issued and outstanding capital stock of Triumph. The agreement also provided that, prior to closing, Triumph would make a 5,100,000 PRC Renminbi (“RMB”), or $659,410 translated at the March 31, 2007 exchange rate, capital contribution to a joint venture with Tangde (the “Tangde Joint Venture”) for a 51% interest in the Tangde Joint Venture. Under an agreement between Triumph and Tangde dated April 18, 2006, the Tangde Joint Venture is to invest in film and television products, equipment leasing, agency activities, advertising and other related businesses in the media and entertainment industries.

The closing occurred on June 27, 2006 and the Triumph stockholders delivered Stock Powers conveying their equity interests in Triumph to the Company. However, since Triumph had failed to make the 5,100,000 RMB capital contribution to the Tangde Joint Venture prior to closing, the Company exercised its option to withhold delivery of the 3,209,000 shares of common stock to the Triumph stockholders. Pursuant to a closing agreement, the Triumph stockholders agreed to pay the 5,100,000 RMB capital contribution by September 27, 2006. Although this payment has not yet been made, the Company believes that the Triumph stockholders will make the 5,100,000 RMB capital contribution by September 2007. In the event of a continuing default, the Company has several remedies, including legal action to enforce the payment obligation created by the closing agreement, as well as an action to rescind the agreement. At September 30, 2006 and March 31, 2007, Triumph has no assets other than its rights under the Tangde Joint Venture agreement.

Joint Venture with Beijing New-Element Co. Ltd. (“New Element”)

On September 25, 2006, the Company executed a Joint Venture Agreement with New Element, a company organized under the laws of the PRC. The agreement provides for the formation of a joint venture (the “New Element Joint Venture”) to conduct a marketing and promotion business in the PRC. The Company is to contribute 510,000 RMB, or $65,941 translated at the March 31, 2007 exchange rate, for a 51% interest in the New Element Joint Venture and New Element is to contribute 490,000 RMB, or $63,355 translated at the March 31, 2007 exchange rate, for a 49% interest in the New Element Joint Venture. The agreement also provides that the Company is to issue 2,000,000 shares of its common stock to the sole stockholder of New Element and New Element is to transfer all its signed marketing and promotion commercial contracts to the New Element Joint Venture. The agreement, which has a term of 20 years, also provides that the Company is to provide the required working capital to the New Element Joint Venture and that New Element is responsible for the joint venture’s daily operations. If the New Element Joint Venture meets the profit projection in 3 years, the Company has an option to acquire New Element’s 49% interest at a price equal to 6 times the average annual profit for the 3 years and New Element has an option to sell its 49% interest to the Company at a price also equal to 6 times the average annual profit for the 3 years. If the joint venture meets the profit projection in 3 years and New Element decides to terminate the agreement, the Company may require New Element to return all of the Company’s investment in the New Element Joint Venture.

At May 18, 2007, the New Element Joint Venture has not yet been funded and operations have not yet commenced.

Joint Venture with Beijing Star King Talent Agency Ltd. Co. (“Star King”)

On December 7, 2006, the Company executed a Joint Venture Agreement with Star King, a company organized under the laws of the PRC. The agreement provides for the formation of a joint venture (the “Star King Joint Venture”) to conduct a talent agency business in the PRC. The Company is to contribute 600,000 RMB, or $77,578 translated at the March 31, 2007 exchange rate, for a 60% interest in the Star King Joint Venture, and Star King is to contribute 400,000 RMB, or $51,718 translated at the March 31, 2007 exchange rate, for a 40% interest in the Star King Joint Venture. The agreement also provides that the Company is to issue 2,000,000 shares of its common stock to Star King or its designee(s) and Star King is to transfer all its signed agency contracts to the Star King Joint Venture. The agreement, which has a term of 20 years, also provides that the Company is to provide 940,000 RMB ($121,538 translated at the March 31, 2007 exchange rate) initial working capital to the Star King Joint Venture and that Star King is responsible for the joint venture’s daily operations. If the Star King Joint Venture generates a pretax profit of 8,000,000 RMB ($1,034,368 translated at the March 31, 2007 exchange rate) in the first 2 years, the Company has an option to acquire Star King’s 40% interest at a price equal to 6 times the average annual net profit using a combination of cash and common stock. If the joint venture generates a pretax profit of 8,000,000 RMB ($1,034,368 translated at the March 31, 2007 exchange rate) in the first 2 years and Star King decides to terminate the cooperation, the Company is entitled to entire ownership of the Star King Joint Venture, including the Company’s investment in and loans to the joint venture and all profit generated from the joint venture.

At May 18, 2007, the Star King Joint Venture has not yet been funded and operations have not yet commenced.

The Company has $8,026 on its balance sheet with which to meet it substantial commitments to all three joint ventures, being the Tangde Joint Venture, the New Element Joint Venture and the Star King Joint Venture. There is no guarantee that the Company will be able to raise the funds necessary to make the capital contributions and provide the working capital funding that it has agreed to make available with respect to these three Joint Ventures.

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

Rental Agreements

On January 1, 2007, the Company executed a lease agreement for space at a rent of $645 per month for a term of one year ending December 31, 2007. Rent expense for the six months ended March 31, 2007 was $7,740.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

We are a start-up, Exploration Stage Corporation and have not yet generated or realized any revenues from our business activities.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until the Joint Ventures obtain funding and start operations pursuant to a formal approval under Chinese law. Accordingly, we must raise cash from sources other than revenue from the Joint Venture operations. Our only other source for cash at this time is investment by related parties and others. The cash we raise may allow us to stay in business for at least one year. If able to attract sufficient capital, our success or failure will be determined by whether the Joint Ventures will be able to coordinate their activities and work together to provide integrated services to our customers..

To meet our need for cash we obtained $206,000 in loans from our director for the period ended March 31, 2007. We will raise additional money through a private placement, public offering or through loans.

Our officers and directors are unwilling to make any additional commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely or look for other opportunities. Other than as described in the preceding paragraphs, we have no other financing plans.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2007 AS COMPARED TO THE PERIOD ENDED MARCH 31, 2006

The information presented here should be read in conjunction with the Company’s consolidated financial statements and related notes. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words “believes,” “anticipates,“expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond the Company’s control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the Company’s discussions regarding the various factors which affect its business, included in this section and elsewhere in this report, as well as the discussions under the heading “Risk Factors.”.

Revenue. The Company has not yet generated revenue during this reporting period.

Cost. The Company has incurred $359,559 in total costs during the period ending March 31, 2007, compared to the total cost of $27,109 for the same period ended March 31, 2006. The increase is caused by more activities associated with the increased general administrative cost due to more business activities.

Net Loss per share. The Net Loss per share for the period ending March 31, 2007 is ($0.01). Loss per share for the period ending March 31, 2006 is ($0.01).

Cash. On March 31, 2007, the Company has $8,026 on cash, compared to $25,631 on September 30, 2006.

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

As of March 31, 2007, our total assets were $135,526 and our total liabilities were $620,720.

On April 11, 2007, the Company appointed Mr. Liu, XiaoLin as Director of the Board of Directors. John Hui, Director and Vice Chairman resigned from all positions with the Company on April 11, 2007.

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

None..

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	No reports on Form 8-K were filed during the last quarter

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21th day of May, 2007.

GREATER CHINA MEDIA AND ENTERTAINMENT CORP.
(the "Registrant")

BY:	/s/ Jake Wei
Jake Wei, Chairman of Board of Directors

BY:	/s/ Liu, XiaoLin
Liu, XiaoLin, Member of Board of Directors