Form 10QSB
period 2007-08-20
GREATER CHINA MEDIA & ENTERTAINMENT CORP. (formerly AGA Resources, Inc.)
filed 2007-08-20
CIK 1321366

FORM 10-QSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the quarter ended June 30, 2007

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

As of August 20, 2007, the Company had 23,200,000 shares of common stock outstanding.

PART I. - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

Greater China Media and Entertainment Corp.
(formerly AGA Resources, Inc.)
(A Development Stage Company)

Consolidated Balance Sheets

	June 30,	September 30,
(Expressed in U.S. Dollars)	2007	2006
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash	$707,319	$25,631
Prepaid expenses	67,115	30,000

Total current assets	774,434	55,631

Capitalized film and television costs (Note 5)	837,850	-
Investments in and advances to joint ventures (Note 6)	53,730	-
Other assets	4,390	-

Total assets	$1,670,404	$55,631

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities (Note 7)	$132,844	$15,223
Accrued consulting fees payable to related parties (Note 7)	395,838	83,333
Loans payable to related parties (Note 7)	270,598	82,711

Total liabilities	799,280	181,267

STOCKHOLDERS' EQUITY (DEFICIENCY)

Stockholders' Equity (Deficiency)
Preferred stock: $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 0 and 0 shares, respectively	-
Common stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 23,200,000 and 20,100,000 shares, respectively	232	201
Additional paid-in capital	1,588,143	115,674
Accumulated other comprehensive income	(1,287)	-
Deficit accumulated during the development stage	(715,964)	(241,511)

Total stockholders' equity (deficiency)	871,124	(125,636)

Total liabilities and stockholders' equity	$1,670,404	$55,631

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

Greater China Media and Entertainment Corp.
(formerly AGA Resources, Inc.)
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

					Cumulative during the
					development stage
	Three months ended June 30,		Nine months ended June 30,		(December 15, 2004 to
(Expressed in U.S. Dollars)	2007	2006	2007	2006	June 30, 2007)

Revenue	$-	$-	$-	$-	$-

Costs and expenses
Consulting fees (Note 7)	$95,607	$1,500	$358,109	$4,500	$367,359
Other general and administrative expenses	19,346	33,483	116,761	55,986	333,355
Total costs and expenses	114,953	34,983	474,870	60,486	700,714

Operating loss	(114,953)	(34,983)	(474,870)	(60,486)	(700,714)

Other income
Interest income	59	-	417	-	417

Loss from continuing operations	(114,894)	(34,983)	(474,453)	(60,486)	(700,297)
Loss from discontinued operations	-	(1,770)	-	(3,376)	(15,667)
Net Loss	$(114,894)	$(36,753)	$(474,453)	$(63,862)	$(715,964)

Net loss per share
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Number of common shares used to
compute loss per share
Basic and diluted	20,134,066	20,100,000	20,111,355	20,100,000

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

Greater China Media and Entertainment Corp.
(formerly AGA Resources, Inc.)
(A Development Stage Company)

Consolidated Statements of Stockholders' Equity (Deficiency)
For the period December 15, 2004 (Inception) to June 30, 2007
(Unaudited)
				Deficit
				Accumulated
				During the	Accumulated other	Total
	Common Stock		Additional	Development	comprehensive	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	Stage	income	Equity (Deficiency)

Sale of common stock on
December 17, 2004 at $0.0001 per share	10,000,000	$100	$900	$-	$-	$1,000

Donated services	-	-	7,125	-	-	7,125

Net loss for the period December 15,
2004 (inception) to September 30, 2005	-	-	-	(33,682)		(33,682)

Balance, September 30, 2005	10,000,000	100	8,025	(33,682)	-	(25,557)

Sale of common stock in public offering
at $0.01 per share which closed
November 28, 2005	10,100,000	101	100,899	-	-	101,000

Donated services	-	-	6,750	-	-	6,750

Net loss for the year
ended September 30, 2006	-	-	-	(207,829)	-	(207,829)

Balance, September 30, 2006	20,100,000	201	115,674	(241,511)	-	(125,636)

Sale of stock units in June 2007 at $0.50
per unit, less offering costs of $77,500	3,100,000	31	1,472,469	-	-	1,472,500

Foreign translation adjustment	-	-	-	-	(1,287)	(1,287)

Net loss for the nine months
ended June 30, 2007	-	-	-	(474,453)	-	(474,453)

Balance, June 30, 2007	23,200,000	$232	$1,588,143	$(715,964)	$(1,287)	$871,124

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

Greater China Media and Entertainment Corp.
(formerly AGA Resources, Inc.)
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative during the
			development stage
	Nine months ended June 30,		(December 15, 2004 to
(Expressed in U.S. Dollars)	2007	2006	June 30, 2007)

Cash flows from (used in) operating activities
Net loss	$(474,453)	$(63,862)	$(715,964)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Impairment of mining property acquisition costs	-	3,376	6,576
Loss on disposal of mining equipment	-	-	9,091
Services donated	-	4,500	9,250
Rent donated	-	2,250	4,625
Foreign translation adjustment	(1,287)	-	(1,287)
Changes in operating assets and liabilities:
Prepaid expenses	(37,115)	-	(67,115)
Other assets	(4,390)	-	(4,390)
Accounts payable and accrued liabilities	117,621	21,817	132,844
Accrued consulting fees payable to related parties	312,505	-	395,838
Advances on share subscriptions	-	(12,500)	-
Net cash provided by (used for) operating activities	(87,119)	(44,419)	(230,532)

Cash flows used in investing activities
Capitalized film and television costs	(837,850)	-	(837,850)
Investments in and advances to joint ventures	(53,730)		(53,730)
Acquisition of mining equipment	-	(36,696)	(36,696)
Disposal of mining equipment	-	-	27,605
Mining property acquisition costs	-	(3,376)	(6,576)
Net cash provided by (used for) investing activities	(891,580)	(40,072)	(907,247)

Cash flows from (used in) financing activities
Loans from related parties	187,887	-	270,598
Proceeds from sales of common stock, net	1,472,500	101,000	1,574,500
Net cash provided by (used for) financing activities	1,660,387	101,000	1,845,098

Increase in cash	681,688	16,509	707,319

Cash, beginning of period	25,631	45,442	-
Cash, end of period	$707,319	$61,951	$707,319

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

Greater China Media and Entertainment Corp.
(formerly AGA Resources, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)
(Expressed in U.S. Dollars)

Note 1 - Organization and Nature of Operations

Greater China Media and Entertainment Corp. (formerly AGA Resources, Inc.) (the “Company”), a Nevada Corporation, has an authorized capital of 200,000,000 shares of which 100,000,000 shares are $0.00001 par value common stock and 100,000,000 shares are $0.00001 par value preferred stock.

In July 2006, the Company decided to terminate mineral exploration activities and to concentrate on media and entertainment activities in the People’s Republic of China (“China”). On August 9, 2006, the Company changed its name to Greater China Media and Entertainment Corp..

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.  The Company’s consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during 2007. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

To meet these objectives, the Company commenced a private placement of securities in May 2007(see Note 8). At June 30, 2007, subscriptions of $1,550,000 had been received. Management believes that its current and future plans enable it to continue as a going concern. The Company's ability to achieve its objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Note 2 - Presentation of Interim Financial Statements

The unaudited financial statements as of June 30, 2007 and for the three and nine months ended June 30, 2007 and 2006, and for the period December 15, 2004 (inception) to June 30, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2007 and the results of operations and cash flows for the periods ended June 30, 2007 and 2006. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the three and nine months ended June 30, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending September 30, 2007. The balance sheet at September 30, 2006 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended September 30, 2006 as included in our report on Form 10-KSB.

Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 3 - New Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States, and include the accounts of Greater China Media and Entertainment Corp. (“GCME”) and its wholly owned subsidiaries, Triumph Research Limited and Beijing Hua Ding Century Media Investment Consultants Limited (“Hua Ding”). Triumph Research Limited (“Triumph”) was incorporated under the laws of Hong Kong, China. Hua Ding was incorporated under the laws of China. All significant inter-company transactions and accounts have been eliminated in consolidation.

Film and Television Costs

Film and television costs include capitalizable direct negative costs, production overhead, interest, development costs, and acquired production costs and are stated at the lower of cost, less accumulated amortization, or fair value.

Film and television production and participation costs will be expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues (Projected Revenue Method) from all sources on an individual production basis. Estimated remaining gross revenue for film productions includes revenue that will be earned within ten years of the date of the initial theatrical release. Development costs for projects that have been abandoned or have not been set for production within three years are generally written off.

Television network series costs will be amortized under the Projected Revenue Method based on revenues from such programs or on a straight-line basis, as appropriate. For television network series, the Company includes revenues that will be earned within ten years of the delivery of the first episode, or if still in production, five years from the date of delivery of the most recent episode, if later.

Estimates of total gross revenues can change significantly due to a variety of factors, including advertising rates and the level of market acceptance of the production. Accordingly, revenue estimates are reviewed periodically and amortization is adjusted, if necessary. Such adjustments could have a material effect on results of operations in future periods.

Revenue Recognition

The following are the conditions that must be met in order to recognize revenue: (i) persuasive evidence of a sale or licensing arrangement with a customer exists; (ii) the film is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable and (v) collection of the arrangement fee is reasonably assured. Amounts received from customers prior to the availability date of the product are included in unearned revenue. Revenue from the theatrical distribution of films is recognized at the later of (i) when films are exhibited in theatres or (ii) when theatrical revenues are reported to us by third parties, such as third party distributors.

Note 4 - Earnings (Loss) Per Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All diluted loss per share amounts in the financial statements are the same as the basic loss per share amounts because the inclusion of stock options and warrants outstanding would be antidilutive. The computations of basic and diluted loss per share follow:

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006

Numerator - net loss available to
common stockholders	$ (114,894)	$ (36,753)	$ (474,453)	$ (63,862)

Denominator - weighted average number
of common shares outstanding	20,134,066	20,100,000	20,111,355	20,100,000

Basic and diluted loss per common share	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.00)

Note 5 - Capitalized Film and Television Costs

At June 30, 2007, capitalized film and television costs consist of:

"Rich Dad, Poor Dad" television series	$ 656,850
"Tough Guy" theatrical film	91,000
"True Love" (formerly "Purity in the Mud") television series	90,000
Total	$ 837,850

“Rich Dad, Poor Dad” Television Series

On May 18, 2007, the Company, through Hua Ding, entered into a joint production agreement with Beijing Hua Yi Union Cultural Media Investment Company Limited (“Hua Yi”) for the production of the TV series, Rich Dad, Poor Dad. The total production fees will be RMB15,000,000 (1,970,550). The Company contributed RMB5,000,000 ($656,850) while Hua Yi has to contribute RMB10,000,000 ($1,313,700). Hua Yi will be responsible for all the shooting work, advertising, distribution and marketing of the series. Both parties will jointly share the distribution rights on a pro-rata basis according to their investments. Up to December 31, 2007, the Company can request Hua Yi purchase its distribution rights at a fee to be negotiated, but not less than RMB5,000,000 ($656,850). Production completion is scheduled for October 2007. Marketing and promotion is planned to start in November 2007.

“Tough Guy” Theatrical Film

On June 25, 2007, GCME entered into a Cooperation Agreement with Mega Vision Productions Limited, a Hong Kong Corporation (“Mega”) with respect to the production and distribution of the movie “Tough Guy”. The total investment for the movie is RMB7,500,000 ($985,275) and each party pays 50% of the total investment. The Company can distribute the movie in Mainland China, excluding Hong Kong, Taiwan and Macau, and Mega can distribute the movie everywhere else.

At August 20, 2007, the Company has paid RMB3,025,000 ($397,394) of its RMB3,750,000 ($544,843) commitment. Production completion is scheduled for late 2007. Marketing and promotion is planned to start in March 2008.

“True Love” Television Series

On May 11, 2007, GCME entered into a Cooperation Agreement with Mega, a Hong Kong Corporation, with respect to the shooting and distribution of the TV series, True Love. The total production cost is estimated at RMB12,500,000 ($1,642,125). The Company will invest 66% or approximately RMB8,250,000 ($1,083,803) and Mega will invest 34% or approximately RMB4,250,000 ($558,323). If the actual production cost is higher than estimated, Mega will pay the excess costs without affecting the earning allocation of each party (i.e. 66% to GCME, 34% to Mega). The Company will be responsible for the distribution of the play in Mainland China, excluding Hong Kong, Taiwan and Macau, and will be entitled to a 15% distribution commission. Mega will be responsible for distribution of the play in other regions and will be entitled to a 15% distribution commission. Each party bears its own distribution costs. The earnings after distribution commissions will be divided between the two parties in accordance with the earning allocation percentages.

At August 20, 2007, the Company has incurred $90,000 in script costs and has paid RMB456,725 ($60,000) of its RMB8,250,000 ($1,083,803) production cost commitment. Script editing is expected to be completed by December 2007, production completion is scheduled for March 2008, and marketing and promotion is planned for May 2008.

Note 6 C Investments in and Advances to Joint Ventures

At June 30, 2007, investments in and advances to joint ventures consisted of:

Beijing Racemind Hua Ding International
Marketing Consultants Limited (the "Racemind
Hua Ding Joint Venture")	$ 53,730

Joint venture with Beijing Tangde International Film
and Culture Co., Ltd. (the "Tangde Joint Venture")	-

Joint venture with Beijing Star King Talent Agency
Ltd. Co. ("the Star King Joint Venture")	-

Total	$ 53,730

Racemind Hua Ding Joint Venture

On December 6, 2006, GCME executed a Joint Venture Agreement with Beijing Racemind Times Marketing Consultants Limited (“Racemind”), a company organized under the laws of the China. The agreement provides for the formation of a joint venture, Beijing Racemind Hua Ding International Marketing Consultants Limited (“Racemind Hua Ding”), to conduct marketing and promotion business in China. The Company is to contribute RMB300,000 ($39,411) for a 60% interest in Racemind Hua Ding and Racemind is to contribute RMB200,000 ($26,274) for a 40% interest in Racemind Hua Ding. The agreement also provides that the Company has to issue 2,000,000 shares of its common stock to the shareholder of Racemind and Racemind is to transfer all its signed marketing and promotion commercial contracts to Racemind Hua Ding. The agreement, which has a term of 30 years, also provides that the Company is to provide the required working capital to Racemind Hua Ding and that Racemind is responsible for the joint venture’s daily operations. If Racemind Hua Ding meets the profit projection in 3 years, the Company has an option to acquire Racemind’s 40% interest at a price equal to 6 times the average annual profit for the 3 years and Racemind has an option to sell its 40% interest to the Company at a price also equal to 6 times the average annual profit for the 3 years. If Racemind Hua Ding meets the profit projection in 3 years and Racemind decides to terminate the agreement, the Company may require Racemind to return all of the Company’s investment in Racemind Hua Ding.

The Joint Venture Agreement supersedes an earlier Joint Venture Agreement dated September 25, 2006 between GCME and Beijing New Element Co. Ltd. (“New Element”).
At August 20, 2007, Racemind Hua Ding’s formation has been approved by the China regulatory authorities. Funding has not been completed and operations have not yet commenced.

Tangde Joint Venture

On June 14, 2006, the Company executed an agreement with Triumph Research Limited, a corporation organized under the laws of the British Virgin Islands (“Triumph”), Beijing Tangde International Film and Culture Co., Ltd., a company organized under the laws of the PRC (“Tangde”), and the Triumph stockholders. The agreement provided that the Company would issue 3,209,000 shares of its common stock to the Triumph stockholders in exchange for 100% of the issued and outstanding capital stock of Triumph. The agreement also provided that, prior to closing, Triumph would make a RMB5,100,000 ($669,987) capital contribution to a joint venture with Tangde (the “Tangde Joint Venture”) for a 51% interest in the Tangde Joint Venture. Under an agreement between Triumph and Tangde dated April 18, 2006, the Tangde Joint Venture is to invest in film and television products, equipment leasing, agency activities, advertising and other related businesses in the media and entertainment industries.

The closing occurred on June 27, 2006 and the Triumph stockholders delivered Stock Powers conveying their equity interests in Triumph to the Company. However, since Triumph had failed to make the RMB5,100,000 ($669,987)_capital contribution to the Tangde Joint Venture prior to closing, the Company exercised its option to withhold delivery of the 3,209,000 shares of common stock to the Triumph stockholders. Pursuant to a closing agreement, the Triumph stockholders agreed to pay the 5,100,000 RMB capital contribution by September 27, 2006. Although this payment has not yet been made, the Company believes that the Triumph stockholders will make the RMB5,100,000 ($669,987) capital contribution by September 2007. In the event of a continuing default, the Company has several remedies, including legal action to enforce the payment obligation created by the closing agreement, as well as an action to rescind the agreement. At September 30, 2006 and June 30, 2007, Triumph has no assets other than its rights under the Tangde Joint Venture agreement.

Star King Joint Venture

On December 7, 2006, the Company executed a Joint Venture Agreement with Star King, a company organized under the laws of the PRC. The agreement provides for the formation of a joint venture (the “Star King Joint Venture”) to conduct a talent agency business in the PRC. The Company is to contribute RMB600,000 ($78,822) for a 60% interest in the Star King Joint Venture, and Star King is to contribute RMB400,000 ($52,548) for a 40% interest in the Star King Joint Venture. The agreement also provides that the Company is to issue 2,000,000 shares of its common stock to Star King or its designee(s) and Star King is to transfer all its signed agency contracts to the Star King Joint Venture. The agreement, which has a term of 20 years, also provides that the Company is to provide RMB940,000 ($123,488) initial working capital to the Star King Joint Venture and that Star King is responsible for the joint venture’s daily operations. If the Star King Joint Venture generates a pretax profit of RMB8,000,000 ($1,050,960) in the first 2 years, the Company has an option to acquire Star King’s 40% interest at a price equal to 6 times the average annual net profit using a combination of cash and common stock. If the joint venture generates a pretax profit of RMB8,000,000 ($1,050,960) in the first 2 years and Star King decides to terminate the cooperation, the Company is entitled to entire ownership of the Star King Joint Venture, including the Company’s investment in and loans to the joint venture and all profit generated from the joint venture.

At August 20, 2007, application to the China regulatory authorities for approval of the joint venture’s formation has been made but no approval has yet been received. Funding and operations have not yet commenced.

Note 7 – Related Party Transactions

At June 30, 2007, accrued consulting fees payable to related parties consist of:

	June 30, 2007	September 30, 2006
Consulting fee payable to:
Jake Wei (Chairman of the Board of Directors and
Chief Executive Officer)	$ 229,170	$ 41,666
John Hui (Former Director and Chief Executive Officer)	166,668	41,666
	$ 395,838	$ 83,332

At June 30, 2007, loans payable to related parties consist of:

	June 30, 2007	September 30, 2006
Loan payable to Chairman, non-interest bearing,
due on demand	$ 217,887	$ 30,000
Loan payable to former chief executive officer,
non-interest bearing, due on demand	52,711	52,711
	$ 270,598	$ 82,711

Included in accounts payable and accrued payable at June 30, 2007 is $18,561 due to Jake Wei for expenses incurred on behalf of the Company.

During the three-month and nine-month periods ended June 30, 2007, the Company incurred the following expenses to related parties:

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006

Consulting fees:
Wang Yi (Director)	$ 12,500	$ -	$ 25,000	$ -
Jake Wei (Chairman of the Board
of Directors and Chief Executive
Officer)	62,500	-	187,500	-
John Hui (Fomer Director and
Chief Executive Officer)	-	-	125,000	-
	$ 75,000	$ -	$ 337,500	$ -

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 8 - Stockholders’ Equity

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

In May 2006, the Company effectuated a 10 for 1 forward stock split. The consolidated financial statements have been retroactively adjusted to reflect this stock split.

Pursuant to a private placement which commenced in May 2007, the Company sold 3,100,000 Units at $0.50 per Unit for gross proceeds of $1,550,000. Each Unit consists of (1) one share of common stock of the Company, (2) one Series A Warrant to purchase 1 additional share of common stock at an exercise price of $0.50 per share within 18 months from the Closing Date, and (3) one Series B Warrant to purchase 1 additional share of common stock at an exercise price of $0.60 per share within 24 months from the Closing Date. The Company expects to pay fees or commissions in cash or Units in an amount approximating 5% of the proceeds of the Units sold in this offering.

At June 30, 2007, except for the 6,200,000 warrants discussed in the preceding paragraph, there were no other outstanding stock options or warrants.

Note 9 - Commitments and Contingencies

Cooperation Agreements and Joint Venture Agreements

As more fully described in Notes 5 and 6, the Company has substantial commitments under two Cooperation Agreements and three Joint Venture Agreements. There is no assurance that the Company will be able to raise sufficient capital to meet all its commitments under these agreements.

Consulting Agreements

On August 1, 2006, the Company entered into consulting agreements with its Chairman and Chief Executive Officer at monthly consulting fees of $20,834 each. The term of these agreements was two years. Under both agreements, either the Company or the employee may terminate the agreement, with or without cause, by providing the other party with three months prior written notice.

On April 11, 2007, the former Chief Executive Officer resigned and his consulting agreement was terminated effective March 31, 2007.

Rental Agreements

On January 1, 2007, the Company executed a lease agreement for space at a rent of $645 per month for a term of one year ending December 31, 2007. Rent expense for the nine months ended June 30, 2007 was $6,563.

Note 10 - Subsequent Events

On July 5, 2007, the Board of Directors approved the 2007 non-qualified stock compensation plan authorizing the Company to grant stock options for the acquisition of 5,000,000 shares of common stock of the Company.

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

To meet our need for cash we obtained $270,598 in loans from our director for the period ended June 30, 2007. We will raise additional money through a private placement, public offering or through loans.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2007 AS COMPARED TO THE PERIOD ENDED JUNE 30, 2006

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

Cost. The Company has incurred $114,953 in total costs during the three months period ending June 30, 2007, compared to the total cost of $34,983 for the same period ended June 30, 2006. The increase is caused by consulting fees due to more business activities.

Net Loss per share. The Net Loss per share for the period ending June 30, 2007 is ($0.01). Loss per share for the period ending June 30, 2006 is Nil.

Cash. On June 30, 2007, the Company has $707,319 on cash, compared to $25,631 on September 30, 2006.

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

As of June 30, 2007, our total assets were $1,670,404 and our total liabilities were $799,280.

On April 11, 2007, the Company appointed Mr. Liu, XiaoLin as Director of the Board of Directors. John Hui, Director and Vice Chairman resigned from all positions with the Company on April 11, 2007.

ITEM 3.     CONTROLS AND PROCEDURES.

(a)Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Form 8-K filed with the Commission on April 13, 2007 relating to Item 5.02 “Departure of Directors, Election of Directors.”

     (b)  The following exhibits are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of August, 2007.

GREATER CHINA MEDIA AND ENTERTAINMENT CORP.
(the "Registrant")

BY:	/s/ Jake Wei
Jake Wei, Chairman of Board of Directors

BY:	/s/ Liu, XiaoLin
Liu, XiaoLin, Member of Board of Directors