Form 10KSB/A
period 2007-09-30
GREATER CHINA MEDIA & ENTERTAINMENT CORP. (formerly AGA Resources, Inc.)
filed 2008-01-15
CIK 1321366

FORM 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934, as amended
For the year ended September 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, as amended
For the transition period from ________ to _________

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. YES [X] NO [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January12, 2007: $4,672,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 12, 2007: 29,200,000.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

PREVIOUS HISTORY

We were incorporated in the State of Nevada on December 15, 2004.  Initially, we had the right to conduct exploration activities on one property located in British Columbia, Canada.  The one property consisted of one mineral claim.  We had intended to explore for gold on the property.  During the second quarter of 2006, we hired a qualified geologist to take a mineral sample and have it tested by a lab. The result shows that there is no anomalous alteration or metallic mineralization in the samples examined. We also signed an agreement to purchase core drilling equipment to further test core samples from the claim, which did not yield favorable results. In July 2006, we decided to terminate mineral exploration activities and to concentrate on media and entertainment activities in the People's Republic of China (“PRC”).
On June 14, 2006, the Company signed an Agreement with Triumph Research Limited ("Triumph"), a B.V.I. company, and Beijing Tangde International Film and Culture Co., Ltd. ("Tangde"), a Chinese company. According to the Agreement, the Company will issue 3,209,000 shares of common stock in exchange for all of the issued and outstanding shares of common stock of Triumph, by which Triumph will became a wholly owned subsidiary. Triumph had signed a Joint Venture Agreement with Tangde pursuant to which Triumph will invest RMB 5.1Million ($644,859 translated at the September 30, 2006 exchange rate) into the Joint Venture and control 51% ownership of the JV. Triumph will also hold three seats out of five on the board of the JV, including Chairman of the Board of Directors. Tangde will invest RMB 4.9 Million into the Joint Venture and control 49% of the ownership. The Joint Venture intends to invest mainly in the media and entertainment industry in China. However, to date, the Joint Venture has not received the promised capital contribution of Triumph and Triumph is in default of its obligations under the Agreement.  As a result of Triumph’s default, the Joint Venture has not engaged in any business in China, and the Company’s ownership interest in Triumph, which is the 51% joint venture partner, has little or no value.
On August 9, 2006, the Company changed its name from AGA Resources, Inc. to Greater China Media and Entertainment Corp., which will be more consistent with its proposed business activities in the media and entertainment industries in China. In connection with the name change, NASDAQ awarded the Registrant with a new trading symbol of “GCME,” effective August 21, 2006.

CURRENT BUSINESS

In June 2006, the Company signed and closed an Acquisition Agreement with Triumph Research Limited, which is a B.V.I. company and party to a Joint Venture Agreement with Beijing Tangde International Film and Culture Co., Ltd. (“Tangde”), a Chinese company, as mentioned above.
On September 25, 2006, the Company and Beijing New-Element Co. Ltd., a company organized and existing under the laws of the People's Republic of China (“New-Element”), entered into a Joint Venture Agreement (the “Agreement”) for a term of twenty years to be organized in Beijing, China. The purpose of the Agreement is to jointly conduct a marketing and promotional business for prospective clients in the People's Republic of China.

On December 6, 2006, the Company executed a Joint Venture Agreement with Beijing Racemind Times Marketing Consultants Limited (“Racemind”), a company organized under the laws of the China. The agreement provides for the formation of a joint venture, Beijing Racemind Hua Ding International Marketing Consultants Limited (“Racemind Hua Ding”), to conduct marketing and promotion business in China. The Company is to contribute RMB300, 000 ($39,411) for a 60% interest in Racemind Hua Ding and Racemind is to contribute RMB200, 000 ($26,274) for a 40% interest in Racemind Hua Ding. The agreement also provides that the Company has agreed to issue 2,000,000 shares of its common stock to the shareholder of Racemind and Racemind is to transfer all its signed marketing and promotion commercial contracts to Racemind Hua Ding. The agreement, which has a term of 30 years, also provides that the Company is to provide the required working capital to Racemind Hua Ding and that Racemind is responsible for the joint venture’s daily operations.

This Joint Venture Agreement supersedes the earlier Joint Venture Agreement dated September 25, 2006 between the Company and Beijing New Element Co. Ltd. (“New Element”).  Accordingly, the Joint Venture Agreement with New Element was terminated without liability to either party.

In March 2007, the Company set up its wholly owned subsidiary in China: Beijing HuaDing Century Media Investment Consultants Ltd. (“HuaDing”). HuaDing was approved by the Beijing Administration for Industry in April, 2007.  HuaDing is the subsidiary through which the Company, among other things, engages in its film and television production activities in China, signing several agreements to produce movie and television series.

Racemind HuaDing was approved by the Beijing Administration for Industry in May 2007. Registered capital contribution from both parties has been completed and Racemind HuaDing is in operation. Racemind has transferred all its existing contracts to Racemind HuaDing. The Company, through its wholly owned subsidiary, HuaDing, owns 60% of Racemind HuaDing.

Racemind HuaDing has been appointed as an approved public relations vendor for Microsoft China. It has signed a total of RMB 3,663,438.82 (US$495,059) contracts with Microsoft China in 2007, of which RMB 3,479,952.55 (US$470,264) has been realized as of the date of this report.

Racemind HuaDing has also been appointed as an approved public relations vendor for Siemens. It has signed a total of RMB 1,560,466.80 (US$210,874) contracts with Siemens in 2007, of which RMB 909,316.62 (US$122,881) has been realized as of the date of this report.

Racemind HuaDing has also successfully conducted many marketing and promoting events and campaigns for its clients such as CCTV (China Central TV Channel), Beijing ShiChuang Environmental Protection Development Co., Ltd., Johnson & Johnson etc. in 2007.

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

The Company agreed to contribute 600,000 RMB to the Joint Venture and will own 60% of the joint venture company, having a majority of the seats on the Board of Directors. Star Agency agreed to contribute 400,000 RMB to the Joint Venture and will own 40% of the joint venture company, having a minority of the seats on the Board of Directors. The Registrant is responsible for providing the initial working capital of the joint venture company in the amount of 940,000 RMB in accordance with its business plan, and for raising the required capital for the development of the joint venture company. Star Agency has the right to appoint the General Manager of the joint venture company, and is responsible for the day to day operations of the joint venture company. However, the Registrant has the right not to distribute the profit of the joint venture company to both parties within the first three years. The formation of the Joint Venture with Star Agency is still in process.  Funding and operations have not yet commenced.

The Company has also signed several agreements to produce Movie and Television Series.

“Rich Dad, Poor Dad” Television Series

On May 18, 2007, the Company, through Hua Ding, entered into a joint production agreement with Beijing Hua Yi Union Cultural Media Investment Company Limited (“Hua Yi”) for the production of the TV series, Rich Dad, Poor Dad. The total production fees is RMB15,000,000 ($2,000,700). The Company contributed RMB5,000,000 ($666,884) while Hua Yi has to contribute RMB10,000,000 ($1,333,816). Hua Yi will be responsible for all the shooting work, advertising, distribution and marketing of the series. Both parties will jointly share the distribution rights on a pro-rata basis according to their investments. Up to December 31, 2007, the Company can request Hua Yi to purchase its distribution rights at a fee to be negotiated, but not less than RMB5,000,000 ($666,884). Production has been completed and marketing and promotion has started in December 2007.

“Tough Guy” Theatrical Film

On June 25, 2007, the Company, through HuaDing, entered into a Cooperation Agreement with Mega Vision Productions Limited, a Hong Kong Corporation (“Mega”) with respect to the production and distribution of the movie “Tough Guy”. The total investment for the movie is RMB7,500,000 ($1,000,350) and each party pays 50% of the total investment. The Company can distribute the movie in Mainland China, excluding Hong Kong, Taiwan and Macau, and Mega can distribute the movie everywhere else.

Production has been completed. Marketing and promotion is planned to start in March 2008.

“True Love” Television Series

On May 11, 2007, the Company, through HuaDing, entered into a Cooperation Agreement with Mega, a Hong Kong Corporation, with respect to the shooting and distribution of the TV series, True Love. The total production cost is estimated at RMB12,500,000 ($1,667,250). The Company will invest 66% or approximately RMB 8,250,000 ($1,100,385) and Mega will invest 34% or approximately RMB4,250,000 ($566,865). If the actual production cost is higher than estimated, Mega will pay the excess costs without affecting the earning allocation of each party (i.e. 66% to GCME, 34% to Mega). The Company will be responsible for the distribution of the play in Mainland China, excluding Hong Kong, Taiwan and Macau, and will be entitled to a 15% distribution commission. Mega will be responsible for distribution of the play in other regions and will be entitled to a 15% distribution commission. Each party bears its own distribution costs. The earnings after distribution commissions will be divided between the two parties in accordance with the earning allocation percentages.

At August 20, 2007, the Company has incurred $90,000 in script costs. In September 2007, the Company and Mega decided to abandon this project. Accordingly, the Company amortized in full the $90,000 in costs previously capitalized.

To meet the investment objectives for the Company’s Joint Ventures and to implement its business plan, the Company commenced a private placement of securities in May 2007 and completed in September, 2007. Pursuant to the private placement, the Company sold 3,200,000 Units at $0.50 per Unit for gross proceeds of $1,600,000. Each Unit consists of (1) one share of common stock of the Company, (2) one Series A Warrant to purchase 1 additional share of common stock at an exercise price of $0.50 per share within 18 months from the Closing Date, and (3) one Series B Warrant to purchase 1 additional share of common stock at an exercise price of $0.60 per share within 24 months from the Closing Date.

On May 22, 2006, the Company appointed a new director, Mr. John Hui. Mr. Hui has over 14 years of business experience in China. He is the Founder and is serving as the Vice-Chairman and director of China World Trade Corporation (OTCBB: CWTD), a publicly traded company. Born in Hong Kong and educated in the United Kingdom, Canada and the United States, Mr. Hui has had a successful career in the Advertising, Media and the Telecommunications fields in North America before he started the venture in 1992 that led to the successful company known as CWTD. In the past few years, Mr. Hui has provided consultation services to numerous companies in China. He is a member of the U.S. Chamber of Commerce in Southern China and has served as a member on its election committee for the past two terms. It is under Mr. Hui's guidance, in his role as the subsequently appointed Vice Chairman of the Board of Directors and the Company's Principal Executive Officer, that the Company has consummated several acquisitions in a move to diversity its activities into the media and entertainment industries in China.  Mr. Hui has subsequently departed the Company to pursue other ventures.
On July 29, 2006, the Company appointed Jake Wei as Chairman of the Board of Directors, and the appointment of John Hui, a director of the Registrant, to the position of Vice Chairman of the Board of Directors. Mr. Wei has 15 years of management experience in China. He founded one of the first Internet Service Providers in China and built the company up to become one of the strongest players in the ISP industry and the top brand name in the Domain Registration industry in China, before negotiating its sale to a Hong Kong public company. He has strong ties within a wide variety of industries in China and has negotiated many merger and acquisition deals for public companies with some of the largest players in China.
On December 11, 2006, the Company appointed Mr. Yi Wang as an Independent Director of the Board of Directors. Mr. Yi Wang received a bachelor's degree from University of NanKai, majoring in Law in 1983, a Masters degree from University of NIC, Sweden, majoring in law in 1989 and a Doctorate degree from Goteborg University, majoring in International Finance in 1994. From 1994 to 1999, Mr. Wang was the executive director for PG Financial Company in Hong Kong. From 2000 to 2003, he was the executive director and vice chairman for TaiHe Holding Company, and CEO and Chairman for TaiHe Media Company. From 2004 to present, he has been the executive director and vice chairman for China Baoli HuaYi Media and Entertainment Corp. Mr. Wang has also been the founder of several companies such as Beijing TaiHe Holding Group, which invested in real estate in Beijing; Taihe Media Group; Huayi Taihe Film Agency Company, and Travel Channel TV. He also assisted in several re-organizations such as: HuaYi Brother Taihe Film Company, HuaYi XiYing Film Distribution Company and Baoli Huayi Media Company, and helped Baoli Huayi Media Company become listed on the Hong Kong stock exchange. Mr. Wang was also involved in the production of 12 movies and 29 TV series as General Producer, General Planner and General Supervisor.

On April 11, 2007, the Company appointed Mr. Liu, XiaoLin as Director of the Board of Directors.    Mr. Liu has over 12 years of on hand business experience in the film industry in the People's Republic of China (PRC). He graduated from ZhongHua Shehui University, majoring in cinematic. He served as co-director, vice director, general planner, distributor for films, commercial shows and TV serials. He was general manager for China HaiNan Asian Vision International Advertisement Company in 1989. He was the producer for HuaYi Brother TaiHe Film Investment Corp., one of the largest private film companies in China since 1998. He served as a director and CEO for several film entertainments investment companies. He has been the Vice President for China Baoli HuaYi Media and Entertainment Corp., and the executive director for HuaYi Alliance Media Investment Company since 2004.  On the same date, John Hui, Director and Vice Chairman resigned from all positions with the Company.

On June 18, 2007, the Company appointed Wong Jing as General Consultant to the Company. Wong Jing, a name synonymous with the Hong Kong film industry, is one of the top performing directors in Hong Kong based on both box-office receipts and movie production. Mr. Wong has over 20 years of experience in film production as Producer and Director, and some of his best known film sequels include “The Romancing Star”, “God of Gamblers” and “Young and Dangerous”. More recently, Mr. Wong was retained to supervise the Company’s television series “True Love”.

The Company's business plan is to become an integrated professional media and entertainment company which covers various areas including film and TV program production, advertisement, management, promotion and distribution. If it is able to consummate the necessary financings in order to realize the goals set forth in its business plan, which are embodied in various joint venture agreements incorporated by reference herein and described above, the Company will have a controlling interest in joint ventures that process their own film and television production center, promotion agency, audio-visual distribution company, digital network company, talent agency, and a sales and advertising agency in the future. Together, with all of these potential assets, the Company may be able to realize its business making films, TV programs and related projects.  However, there can be no assurance that the Company will have the funding to meet its commitments under the Joint Venture Agreements or through HuaDing’s activities, the movie and television series in particular, and be successful.

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

EMPLOYEES

At present, we have no employees, other than our officers. The employee staff of our joint venture companies equals approximately 35, although they are not on our payroll and their compensation is paid by the Joint Venture Companies. Our officers are part-time employees. Accordingly we have two total employees, no full-time employees and two part-time employees. Our officers have signed employment agreements with us. We presently do not have pension, health, annuity, insurance or profit sharing plans; however, we may adopt such plans in the future. There are presently no personal benefits available to our officers and directors. Messrs. Liu and Wei will handle our administrative duties.

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

The following illustrates the growth trends behind the rejuvenated film sector, according to the research conducted by the management of the Company:

Ø	Chinese film makers produced 330 movies in 2006, up 27% from the 2005 tally of 260.

Ø	China has the world's third most-prolific movie industry, behind only Hollywood and Bollywood.

Ø	China's box office receipts of RMB 2.6 billion (US$352 Million) marked a 30% rise from the 2005 total.

Ø
Market share of Chinese-made films in the China market is improving, as although RMB 1.2 billion (US$160 million) of box office receipts were from imported films, the remaining RMB 1.4 billion (US$192 million, 55% of the total) was generated by domestic films.

Ø	The Chinese domestic box office reached over RMB 1 billion (US$135.1 million) for the first half of 2007.

Ø	Chinese films generated RMB 1.9 billion ($257 million) overseas in 2006, 12% more of their 2005 overseas take.
Source: BaiYeChuang Web Site (www.bych.cn)

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

Parent:
Greater China Media and Entertainment Corp., a Nevada corporation.

Subsidiaries:

Triumph Research Limited (100% owned) – joint venture partner with Beijing Tangde International Film and Culture Co., Ltd;
Beijing HuaDing Century Media Investment Consultants Ltd. (100% owned);
Beijing Racemind Hua Ding International Marketing Consultants Ltd, joint ventured with Beijing Racemind Times Marketing Consultants Limited (60% owned);
Joint Venture with Beijing Star King Talent Agency Ltd., Co. (60% owned). The Joint Venture with the Company is in the process of formation.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company currently maintains a leased office as its headquarters in Beijing of approximately 5000 square feet at 10th Floor, Building A,TongYongGuoJi Center, No.3 Jianguomenwai Road, Chaoyang District, Beijing, China 100101. The term of the lease is month to month at a monthly rental of $10,000 plus other expenses from a non-affiliated landlord.

(a) Real Estate: None
(b) Equipment, library, and furniture at September 30, 2007: $12,969.

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
None.

PART II

ITEM 5. MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company's common stock is traded on the Over-the-Counter Bulletin Board maintained by the NASD under the trading symbol “GCME.OB”. The following table sets forth high and low bid prices of the common stock for year ended September 30, 2007 as follows:

	Bid (U.S. $)
	HIGH	LOW
2007
First Quarter	1.20	0.53
Second Quarter	0.94	0.45
Third Quarter	0.55	0.09
Fourth Quarter	0.16	0.07

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

Holders
As of September 30, 2007, Greater China Media and Entertainment Corp. had approximately 20 shareholders of record of the common stock. Over 1,000 shareholders held stock in street name.

Dividends
No dividends on outstanding common stock have ever been paid. The Company presently has no plans regarding payment of dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of September 30, 2007:

·
the number of shares of the Company's common stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by the Company's stockholders and those granted under plans, including individual compensation contracts, not approved by the Company's stockholders (column a),

·	the weighted average exercise price of such options, warrants and rights, also as separately identified (column b), and

·	the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column c).

Equity Compensation Plan Information Table

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	none	None	None

Equity compensation plans not approved by security holders	none	None	none
Total	none	None	none

Recent Sales of Unregistered Securities.

The Company commenced a private placement of securities in May 2007 and completed in September, 2007. Pursuant to the private placement, the Company sold 3,200,000 Units at $0.50 per Unit for gross proceeds of $1,600,000. Each Unit consists of (1) one share of common stock of the Company, (2) one Series A Warrant to purchase 1 additional share of common stock at an exercise price of $0.50 per share within 18 months from the Closing Date, and (3) one Series B Warrant to purchase 1 additional share of common stock at an exercise price of $0.60 per share within 24 months from the Closing Date.

Purchasers of Equity Securities by the Small Business Issuer and Affiliated Purchases
None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

As more fully described in Item 1: Description of Business, the Company has focused on the media and entertainment industry in China.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a start up corporation and just started to generate revenue. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services.

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

If the Company couldn’t become profitable in the future from its operation, the Company will be forced to develop another line of business, or to finance its operations through the sale of its assets, or enter into the sale of stock for additional capital, none of which may be feasible when needed. The Company has neither specific management ability, nor financial resources or plans to enter any other business as of this date.
The effect of inflation has not had a material impact on its operation, nor is it expected to in the immediate future.
The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of the relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

RISK FACTORS

An investment in our common stock involves a high degree of risk. The following are among some of the risks.

Risks Related to Our Business Plan

We have lack of funding to finance all our projected projects and joint ventures in China. In the event that we are unable to raise the necessary debt or equity financing, we may be forced to cease operations.

We have approximately $ 81,885 of cash on our balance sheet as of September 30, 2007, with which to fund $68,919 as  registered capital contribution commitments under our joint venture agreements, and more than $1,270,270 required working capital commitments, according to the terms of the joint venture agreements. Our lack of funding, whether through debt or equity capital, makes it unlikely that we will be able to meet our commitments or continue in business.

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

Several of these existing competitors have greater financial, personnel, artistic and capacity resources than we do and, as a result, these competitors may be in a stronger position to respond quickly to market opportunities, new or emerging trends and changes in client requirements.

Governmental regulation of the content of television programs and films limits our business and makes it hard to predict whether a television or film venture will be censured or will ever be a commercial success.

Governmental regulation of content of media ventures limits our business, unlike in the United States and elsewhere, and makes it difficult to predict whether a television or film venture will be censured or will ever become a commercial success.

Box revenue and other types of revenue from films and TV series may be difficult to predict and have a long payment cycle; traditional business planning models and capital budgeting techniques are difficult to apply.

Our future business will be subject to the whim of the box office, with revenues that are difficult to predict, which makes traditional business planning techniques and capital budgeting decisions very risky.

Talent driven businesses are risky when revenue depends on the performance of an actor or actress.

Our future business will be subject to the changes and vicissitudes of our primary resources, which are our talented actors and actresses. This is a risky fact of life.

Our operations depend highly on Mr. Jake Wei and Mr. Liu, XiaoLin, our Chairman and Vice Chairman.

The success of operations depends greatly on two key executives, Mr. Jake Wei and Mr. Liu, XiaoLin. The loss of the services of Mr. Wei or Mr. Liu could adversely affect our ability to conduct our business. They currently have employment agreements with the Company for a term of two years that are terminable by either the Company or the employee upon three months prior written notice.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2007 AS COMPARED TO THE PERIOD ENDED SEPTEMBER 30, 2006

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
The following management's discussion and analysis has been prepared as of September 30, 2007 to provide  a comparison of financial performance of the Company for the year ended September 30, 2006 and 2007.

Revenue. The Company has generated revenue of $671,225 during this reporting period. Our revenue increased by $671,225 from the previous year. This increase was attributed to the public relation and advertising services supplied by the Company’s subsidiary Racemind HuaDing (“Racemind”). 2007 was a very active development year for the Company. Throughout 2007, Racemind had completed 69 agreements in a wide variety of businesses.  About thirty per cent of these contracts were completed in the second half of 2007. Among these contracts, Racemind

l	Was appointed as an approved public relations vendor for Microsoft China. Contracts signed with Microsoft China amounted to about US$496,000 as of the date of this report;

l	Was appointed as an approved public relations vendor for Siemens. Total contract value is about US$211,000 as of the date of this report;

l
Managed conferences and forums, promoted new products, built conference sites, and conducted many other events for renowned companies such as Johnson & Johnson, Canon, Reuters, etc. Contracts signed with these companies amounted to about US$914,000 as of the date of this report.

Cost. The Company has incurred  $1,628,816  in total costs during the period ending September 30, 2007, compared to the total cost of $195,362 from September 30, 2006. The increase is caused by more activities associated with Racemind to implement those contracts it signed, script expenditure for True Love TV serials, expenditures associated with the production of films and TV serials, increased general and administrative expenses due to more activities.

Net Loss per share. The Net Loss per share for the period ending September 30, 2007 is $0.04. Net Loss per share for the period from September 30, 2006 is $0.01.

Cash. On September 30, 2007, the Company has $81,885 on cash, compared to $25,631 on September 30, 2006.

Liquidity and Capital Resources

The Company had cash capital of $81,885 at  September 30, 2007. The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. Other than cash capital, its other assets would be illiquid.
At the fiscal year-end it had $1,801,263 in total assets, consisting primarily of $519,250 from accounts receivable and $1,037,007 of capitalized film and television costs, and current liabilities of $1,197,847. Most of the revenue from invested films and televisions will be generated in 2008, due to the fact that the return on films and televisions depends on the distribution time, which will be months after the completion of the production.
The cash capital at the end of the period of $81,885 will be used to fund continuing operations.  The Company had raised $1,600,000 in 2007. Majority of this cash was used for investing on films, televisions and the advertisement and public relationship services of Racemind.

The Company has revenues from its public relationship and advertisement services through Racemind and distribution revenues from the films and televisions the Company invested through HuaDing. However, capital from additional private placements, borrowing against assets and/or from warrants being exercised by warrant holders, may be required to fund future operations.

PART III

ITEM 7.  FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Greater China Media and Entertainment Corp.

I have audited the accompanying consolidated balance sheets of Greater China Media and Entertainment Corp. and subsidiaries (the “Company”), a development stage company, as of September 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended and for the period December 15, 2004 (inception) to September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greater China Media and Entertainment Corp. and subsidiaries, a development stage company, as of September 30, 2007 and 2006, and the results of their operations and cash flows for the years then ended and for the period December 15, 2004 (inception) to September 30, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
January 14, 2008

Greater China Media and Entertainment Corp.
(formerly AGA Resources, Inc.)
(A Development Stage Company)

Consolidated Balance Sheets

	September 30,	September 30,
	2007	2006

ASSETS
Current assets
Cash	$81,885	$25,631
Accounts receivable	519,250	-
Other receivables	111,503	-
Prepaid expenses	38,649	30,000
Total current assets	751,287	55,631

Fixed assets, net	12,969	-
Capitalized film and television costs	1,037,007	-

Total assets	$1,801,263	$55,631

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$230,180	$15,223
Deferred revenues	133,380	-
Accrued consulting fees payable to related parties	499,775	83,333
Loans payable to related parties	334,512	82,711
Total current liabilities and total liabilities	1,197,847	181,267

Minority Interests	12,992	-

STOCKHOLDERS' EQUITY (DEFICIENCY)

Stockholders' Equity (Deficiency)
Preferred stock: $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 25,300,000 and 20,100,000 shares, respectively	253	201
Additional paid-in capital	1,756,622	115,674
Accumulated other comprehensive income	18,416	-
Deficit accumulated during the development stage	(1,184,867)	(241,511)

Total stockholders' equity (deficiency)	590,424	(125,636)

Total liabilities and stockholders' equity	$1,801,263	$55,631

(The accompanying notes are an integral part of these consolidated financial statements)

Greater China Media and Entertainment Corp.
(formerly AGA Resources, Inc.)
(A Development Stage Company)

Consolidated Statements of Operations
			Cumulative
			during the
			development stage
			(December 15.
			2004 to
	Year ended September 30,		September 30,
	2007	2006	2007)

Revenues
Promotion and event services	$671,225	$-	$671,225
Film and television production and distribution	-	-	-
Total revenues	671,225	-	671,225

Costs and Expenses
Costs related to promotion and event services revenues	671,011	-	671,011
Costs related to film and television production and
distribution revenues	-	-	-
Amortization of capitalized film and
television costs	90,000	-	90,000
Selling, general and administrative expenses	867,805	195,362	1,093,649
Total operating costs and expenses	1,628,816	195,362	1,854,660
Income (loss) from operations	(957,591)	(195,362)	(1,183,435)

Interest income	923	-	923
Minority interests	13,312	-	13,312
Income (loss) before income taxes	-943,356	-195,362	-1,169,200
Income taxes	-	-	-
Loss from continuing operations	(943,356)	(195,362)	(1,169,200)
Loss from discontinued operations	-	(12,467)	(15,667)
Net loss	$(943,356)	$(207,829)	$(1,184,867)

Net loss per share - basic and diluted:
Lossfrom continuing operations	$(0.04)	$(0.01)
Loss from discontinued operations	-	(0.00)
Net loss	$(0.04)	$(0.01)

Number of common shares used to
compute net loss per share
Basic and diluted	22,050,959	18,771,780

(The accompanying notes are an integral part of these consolidated financial statements)

Greater China Media and Entertainment Corp.
(formerly AGA Resources, Inc.)
(A Development Stage Company)

Consolidated Statements of Stockholders' Equity (Deficiency)
For the period December 15, 2004 (Inception) to September 30, 2007

				Deficit
				Accumulated
				During the	Accumulated other	Total
	Common Stock		Additional	Development	comprehensive	Stockholders'
	Shares	Amount	paid-in capital	Stage	income	Equity (Deficiency)

Sale of common stock on
December 17, 2004 at $0.0001 per share	10,000,000	$ 100	$ 900	$ -	$ -	$ 1,000

Donated services	-	-	7,125	-	-	7,125

Net loss for the period December 15,
2004 (inception) to September 30, 2005	-	-	-	(33,682)		(33,682)

Balance, September 30, 2005	10,000,000	100	8,025	(33,682)	-	(25,557)

Sale of common stock in public offering
at $0.01 per share which closed
November 28, 2005	10,100,000	101	100,899	-	-	101,000

Donated services	-	-	6,750	-	-	6,750

Net loss for the year
ended September 30, 2006	-	-	-	(207,829)	-	(207,829)

Balance, September 30, 2006	20,100,000	201	115,674	(241,511)	-	(125,636)

Sale of units in private placement
at $0.50 per unit	3,200,000	32	1,599,968	-	-	1,600,000

Commissions relating to private placement			(80,000)	-	-	(80,000)

Issuance of common stock to Racemind shareholders
relating to the formation of the Racemind
Joint Venture	2,000,000	20	120,980	-	-	121,000

Foreign translation adjustment	-	-	-	-	18,416	18,416

Net loss for the year
ended September 30, 2007	-	-	-	(943,356)	-	(943,356)

Balance, September 30, 2007	25,300,000	$ 253	$ 1,756,622	$ (1,184,867)	$ 18,416	$ 590,424

(The accompanying notes are an integral part of these consolidated financial statements)

Greater China Media and Entertainment Corp.
(formerly AGA Resources, Inc.)
(A Development Stage Company)

Consolidated Statements of Cash Flows
			Cumulative during the
			development stage
	Year ended September 30,		(December 15, 2004 to
	2007	2006	September 30, 2007)

Cash flows from operating activities
Net loss	$(943,356)	$(207,829)	$(1,184,867)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Impairment of mining property acquisition costs	-	3,376	6,576
Loss on disposal of mining equipment	-	9,091	9,091
Services donated	-	4,500	9,250
Rent donated	-	2,250	4,625
Depreciation offixed assets	426	-	426
Amortization of capitalized film and television costs	90,000	-	90,000
Stock based incentive relating to the formation of the Racemind joint venture	121,000	-	121,000
Minority interests	(13,312)		(13,312)
Changes in operating assets and liabilities:			-
Accounts receivable	(519,250)		(519,250)
Other receivables	(111,503)	-	(111,503)
Prepaid expenses	(8,649)	(30,000)	(38,649)
Accounts payable and accrued liabilities	214,957	92,768	230,180
Deferred revenues	133,380	-	133,380
Accrued consulting fees payable to related parties	416,442	-	499,775
Advances on share subscriptions	-	(12,500)	-
Net cash provided by (used for) operating activities	(619,865)	(138,344)	(763,278)

Cash flows from investing activities
Capitalized film and television costs	(1,127,007)	-	(1,127,007)
Acquisition of fixed assets	(13,406)	-	(13,406)
Acquisition of mining equipment	-	(36,696)	(36,696)
Disposal of mining equipment	-	27,605	27,605
Mining property acquisition costs	-	(3,376)	(6,576)
Net cash provided by (used for) investing activities	(1,140,413)	(12,467)	(1,156,080)

Cash flows from financing activities
Loans from related parties	251,801	30,000	334,512
Proceeds from sales of commonstock, net	1,520,000	101,000	1,622,000
Minority interests	26,616	-	26,616
Net cash provided by (used for) financing activities	1,798,417	131,000	1,983,128

Effect of foreign exchange rate changes on cash	18,115	-	18,115

Increase (decrease) in cash	56,254	(19,811)	81,885

Cash, beginning of period	25,631	45,442	-
Cash, end of period	$81,885	$25,631	$81,885

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

(The accompanying notes are an integral part of these consolidatedfinancial statements)

Greater China Media and Entertainment Corp.
(formerly AGA Resources, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007

Note 1 - Organization and BusinessOperations

Greater China Media and Entertainment Corp. (“GCME”) was incorporated in the State of Nevada on December 15, 2004 under the name AGA Resources, Inc. From inception to July 2006, GCME was engaged in mineral exploration. In July 2006, GCME decided to terminate mineral exploration activities and to concentrate on media and entertainment activities in the People’s Republic of China (“PRC”). On August 9, 2006, the Company changed its name to GCME.

In March 2007, GCME formed a wholly owned subsidiary, Beijing Hua Ding Century Media Investment Consultants Limited (“Hua Ding”), a limited liability company formed under the laws of the PRC, Hua Ding produces and distributes film and television properties.

In May 2007 (see note 4), GCME and a third party located in PRC formed a PRC joint venture Beijing Racemind Hua Ding International Marketing Consultants Limited (“Racemind Hua Ding”). Racemind Hua Ding, which is owned 60% by GCME, provides promotional and event services to customers in the PRC.

In May 2006, the Company effectuated a 10 for 1 forward stock split. The financial statements have been retroactively adjusted to reflect this stock split.

Note 2 - Summary of Significant Accounting Policies

(i) Principles of consolidation

The accompanying consolidated financial statements include the accounts of GCME, Hua Ding, and Racemind Hua Ding (collectively, the “Company”). All significant inter-company transactions and accounts have been eliminated in consolidation.

(ii) Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars.

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, at September 30, 2007, the Company had negative working capital of $446,560. For the years ended September 30, 2007 and 2006, the Company incurred net losses of $943,356 and $207,829, respectively. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to raise additional capital and to establish profitable business operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

(iii) Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(iv) Concentration of credit risk

The Company maintains Renminbi cash balances in banks in China and U.S. Dollar and Canadian Dollar cash balances in a Canadian bank, that are not insured. Revenues were derived in geographic locations outside the United States.

(v) Fair value of financial instruments

The Company’s financial instruments consist of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, accrued consulting fees payable to related parties, and loans payable to related parties. The carrying amounts approximate fair value due to their short maturities.

(vi) Foreign currency translation

The functional currency of GCME is the United States dollar. The functional currency of Hua Ding and Racemind Hua Ding is the Chinese Renminbi (“RMB”). The reporting currency of the Company is the United States dollar.

Hua Ding and Racemind Hua Ding’s assets and liabilities are translated into United States dollars at period – end exchange rates ($0.13338 at September 30, 2007). Hua Ding and Racemind Hua Ding revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods ($0.12980 for the year ended September 30, 2007). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

(vii) Cash and cash equivalents

The Company considers all highly liquid instruments with activities of three months or less at the time issuance to be cash equivalents.

(viii) Fixed assets

Fixed assets are stated of cost and are depreciated using the straight line method over the estimated useful lives of the respective assets.

(ix) Film and Television Costs

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

(x) Long-lived assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

(xi) Revenue Recognition

The following are the conditions that must be met in order to recognize revenue: (a) persuasive evidence of a sale or licensing arrangement with a customer exists; (b) the film is complete and has been delivered or is available for immediate and unconditional delivery; (c) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (d) the arrangement fee is fixed or determinable and (e) collection of the arrangement fee is reasonably assured. Amounts received from customers prior to the availability date of the product are included in deferred revenues. Revenue from the theatrical distribution of films is recognized at the later of (a) when films are exhibited in theatres or (b) when theatrical revenues are reported to us by third parties, such as third party distributors.

(xii) Stock-based compensation

TheCompany accountsfor stock based compensation in accordance with SFAS 123 and SFAS 123 (R) under the fair value based method that measures compensation cost at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

(xiii) Advertising costs

Advertising costs are expensed as incurred. The Company did not incur any advertising costs for the years ended September 30, 2007 and 2006.

(xiv) Income taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

(xv) Earnings per share

Basic earnings or loss per share are based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing net income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share”. Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future such as options and warrants are not included in the computation of diluted earnings per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

(xvi) Comprehensive income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company includes items of other comprehensive loss by their nature, such as foreign currency translation adjustments, in a financial statement and displays the accumulated balance of other comprehensive loss separately from accumulated deficit in the equity section of the balance sheet. The Company discloses total comprehensive loss, its components and accumulated balances on its consolidated statement of stockholders’ equity (deficiency).

(xvii) Related party transactions

A related party is generally defined as (a) any person that holds 10% or more of the Company’s securities and their immediate families, (b) the Company’s management, (c) someone that directly or indirectly controls, is controlled by, or is under common control with the Company, or (d) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

(xviii) Reclassifications

Certain prior year amounts have been reclassified in order to conform to the current year presentation. These changes had no effect on previously reported results of operations or total stockholders’ equity.

(xix) Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

Note 3 - Capitalized Film and Television Costs

At September 30, 2007, capitalized film and television costs consist of:
"Rich Dad, Poor Dad" television series	$ 666,884
"Tough Guy" theatrical film	370,123
Total	$ 1,037,007

Based on management’s total gross revenue estimates as of September 30, 2007, approximately 100% of unamortized capitalized film and television costs are expected to be amortized during the three years ending September 30, 2010. Approximately $850,000 is expected to be amortized in the year ending September 30, 2008.

“Rich Dad, Poor Dad” Television Series

On May 18, 2007, the Company, through Hua Ding, entered into a joint production agreement with Beijing Hua Yi Union Cultural Media Investment Company Limited (“Hua Yi”) for the production of the TV series, “Rich Dad, Poor Dad”. The total production costs were estimated at RMB15,000,000 ($2,000,700). The Company contributed RMB5,000,000 ($666,884) while Hua Yi was to contribute RMB10,000,000 ($1,333,816). In December 2007, Hua Ding reached an agreement with Hua Yi whereby Hua Yi has purchased Hua Ding’s interest in the television series for a total of RMB5,750,000 ($787,175). RMB3,450,000 ($472,305) was collected on January 1, 2008 and RMB 2,300,000 ($314,870) is due May 31, 2008.

“Tough Guy” Theatrical Film
On June 25, 2007, GCME entered into a Cooperation Agreement with Mega Vision Productions Limited, a Hong Kong Corporation (“Mega”), with respect to the production and distribution of the movie “Tough Guy”. The total investment for the movie was estimated at RMB7,500,000 ($1,000,350) and each party pays 50% of the total investment. The Company can distribute the movie in Mainland China, excluding Hong Kong, Taiwan and Macau, and Mega can distribute the movie everywhere else.

On July 17, 2007, Hua Ding executed an agreement with Beijing Hua Yi Hao Ge (“Hao Ge”) to sell the Mainland China television distribution rights to “Tough Guy” for RMB1,000,000 ($133,380). Under the agreement, Hua Ding is entitled to 30% of advertising revenue collected by Hao Ge from such television distribution. Since the film was not completed and deliverable to Hao Ge at September 30, 2007, the $133,380 received from Hao Ge is included in the consolidated balance sheet as deferred revenue.

At September 30, 2007, the Company has paid RMB2,775,000 ($370,123) of its RMB3,750,000 ($500,175) commitment. Production was completed in December 2007 and marketing and promotion is planned to start in March 2008.

“True Love” television series

On May 11, 2007, GCME entered into a Cooperation Agreement with Mega, a Hong Kong Corporation, with respect to the shooting and distribution of the TV series, “True Love”. The total production cost was estimated at RMB12,500,000 ($1,667,250). The Company was to invest 66% or approximately RMB8,250,000 ($1,100,385) and Mega was to invest 34% or approximately RMB4,250,000 ($566,865). In the three months ended September 30, 2007, the Company and Mega decided to abandon this project. Accordingly, the Company amortized in full the $90,000 in costs previously capitalized.

Note 4 – Joint Venture Agreements

Racemind Hua Ding Joint Venture

On December 6, 2006, GCME executed a Joint Venture Agreement with Beijing Racemind Times Marketing Consultants Limited (“Racemind”), a company organized under the laws of the China. The agreement provided for the formation of a joint venture, Beijing Racemind Hua Ding International Marketing Consultants Limited (“Racemind Hua Ding”), to conduct marketing and promotion business in China. The Company contributed RMB300,000 ($41,000) for a 60% interest in Racemind Hua Ding and Racemind contributed RMB200,000 ($26,616) for a 40% interest in Racemind Hua Ding. The Company also issued 2,000,000 shares of its common stock to the shareholder of Racemind (the $121,000 estimated fair value of these shares at the date of issuance is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended September 30, 2007) and Racemind transferred all its signed marketing and promotion commercial contracts to Racemind Hua Ding. The agreement, which has a term of 30 years, also provides that the Company is to provide the required working capital to Racemind Hua Ding and that Racemind is responsible for the joint venture’s daily operations. If Racemind Hua Ding meets the profit projection in 3 years, the Company has an option to acquire Racemind’s 40% interest at a price equal to 6 times the average annual profit for the 3 years and Racemind has an option to sell its 40% interest to the Company at a price also equal to 6 times the average annual profit for the 3 years. If Racemind Hua Ding meets the profit projection in 3 years and Racemind decides to terminate the agreement, the Company may require Racemind to return all of the Company’s investment in Racemind Hua Ding.

The Joint Venture Agreement supersedes an earlier Joint Venture Agreement dated September 25, 2006 between the Company and Beijing New Element Co. Ltd. (“New Element”).

At September 30, 2007 and for the year then ended, the Company has consolidated the financial statements of Racemind Hua Ding as a 60% owned subsidiary.

Star King Joint Venture

On December 7, 2006, the Company executed a Joint Venture Agreement with Star King, a company organized under the laws of the PRC. The agreement provides for the formation of a joint venture (the “Star King Joint Venture”) to conduct a talent agency business in the PRC. The Company is to contribute RMB600,000 ($80,028) for a 60% interest in the Star King Joint Venture, and Star King is to contribute RMB400,000 ($53,352) for a 40% interest in the Star King Joint Venture. The Company is to deliver 2,000,000 shares of its common stock to Star King or its designee(s) and Star King is to transfer all its signed agency contracts to the Star King Joint Venture. The agreement, which has a term of 20 years, also provides that the Company is to provide RMB940,000 ($125,377) initial working capital to the Star King Joint Venture and that Star King is responsible for the joint venture’s daily operations. If the Star King Joint Venture generates a pretax profit of RMB8,000,000 ($1,067,040) in the first 2 years, the Company has an option to acquire Star King’s 40% interest at a price equal to 6 times the average annual net profit using a combination of cash and common stock. If the joint venture generates a pretax profit of RMB8,000,000 ($1,067,040) in the first 2 years and Star King decides to terminate the cooperation, the Company is entitled to entire ownership of the Star King Joint Venture, including the Company’s investment in and loans to the joint venture and all profit generated from the joint venture.

At September 30, 2007, application to the China regulatory authorities for approval of the joint venture’s formation has been made but no approval has yet been received. Funding and operations have not yet commenced.

Tangde Joint Venture

On June 14, 2006, the Company executed an agreement with Triumph Research Limited, a corporation organized under the laws of the British Virgin Islands (“Triumph”), Beijing Tangde International Film and Culture Co., Ltd., a company organized under the laws of the PRC (“Tangde”), and the Triumph stockholders. The agreement provided that the Company would issue 3,209,000 shares of its common stock to the Triumph stockholders in exchange for 100% of the issued and outstanding capital stock of Triumph. The agreement also provided that, prior to closing, Triumph would make a RMB5,100,000 ($680,238) capital contribution to a joint venture with Tangde (the “Tangde Joint Venture”) for a 51% interest in the Tangde Joint Venture. Under an agreement between Triumph and Tangde dated April 18, 2006, the Tangde Joint Venture is to invest in film and television products, equipment leasing, agency activities, advertising and other related businesses in the media and entertainment industries.

The closing occurred on June 27, 2006 and the Triumph stockholders delivered Stock Powers conveying their equity interests in Triumph to the Company. However, since Triumph had failed to make the RMB5,100,000 ($680,238) capital contribution to the Tangde Joint Venture prior to closing, the Company exercised its option to withhold delivery of the 3,209,000 shares of common stock to the Triumph stockholders. Pursuant to a closing agreement, the Triumph stockholders agreed to pay the 5,100,000 RMB capital contribution by September 27, 2006. In the event of a continuing default, the Company has several remedies, including legal action to enforce the payment obligation created by the closing agreement, as well as an action to rescind the agreement. At September 30, 2007 and 2006, Triumph has no assets other than its rights under the Tangde Joint Venture agreement.

Note 5 – Related Party Transactions

Accrued consulting fees payable to related parties consist of:
	September 30,
	2007	2006

Consulting fee payable to:

Jake Wei (Chairman of the Board of Directors and Chief Executive Officer) and affiliated companies	$ 333,107	$ 41,667

John Hui (Former Director and Chief Executive Officer)	166,668	41,666
Total	$ 499,775	$ 83,333

Loans payable to related parties consist of:
	September 30,
	2007	2006

Loans payable to Jack Wei, Chairman, and affiliated companies, non-interest bearing, due on demand	$ 281,801	$ 82,711

Loan payable to Jian Ping Zhang, former chief executive officer, non-interest bearing, due on demand	52,711	-
Total	$ 334,512	$ 82,711

Consulting fees to related parties (included in selling, general and administrative expenses) for the years ended September 30, 2007 and 2006 totaled $467,654 and $87,836, respectively.

Note 6 - Stockholders’ Equity

(a) Common Stock

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

Pursuant to a private placement which commenced in May 2007 and closed in September 2007, the Company sold 3,200,000 Units at $0.50 per Unit for gross proceeds of US$1,600,000. Each Unit consists of (1) one share of common stock of the Company, (2) one Series A Warrant to purchase 1 additional share of common stock at an exercise price of $0.50 per share within 18 months from the Closing Date, and (3) one Series B Warrant to purchase 1 additional share of common stock at an exercise price of $0.60 per share within 24 months from the Closing Date. The Company will pay commissions of $80,000 in connection with this private placement.

(b) Stock Purchase Warrants

At September 30, 2007, there are 3,200,000 Series A Warrants and 3,200,000 Series B Warrants outstanding. Each Series A Warrant entitles the holder to purchase one share of common stock of the Company at $0.50 per share and expires on December 1, 2008. Each Series B Warrant entitles the holder to purchase one share of common stock of the Company at $0.60 per share and expires on June 1, 2009.

(c) Stock Options

On July 5, 2007, the Board of Directors approved the 2007 Non-Qualified Stock Compensation Plan authorizing the Company to issue shares of common stock or grant stock options for the issuance of up to 5,000,000 shares of common stock of the Company.

At September 30, 2007, there was no outstanding stock options. No options were granted, exercised or cancelled during the years ended September 30, 2007 and 2006.

Note 7 – Income Taxes

The Company is subject to current income taxes on an entity basis on taxable income arising in or derived from the tax jurisdiction in which each entity is domiciled.

GCME was incorporated in the United States and is subject to United States income tax. No United States income taxes were provided in 2007 and 2006 since GCME had taxable losses in those periods. At September 30, 2007, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of GCME net operating loss carryforwards as of September 30, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. Current United States tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Hua Ding and Racemind Hua Ding were formed in the PRC and are subject to PRC income tax. No PRC income tax was provided in 2007 since both Hua Ding and Racemind Hua Ding incurred losses in 2007.

Note 8 - Commitments and Contingencies

Cooperation Agreements and Joint Venture Agreements

As more fully described in Notes 3 and 4, the Company has substantial commitments under Cooperation Agreements and Joint Venture Agreements. There is no assurance that the Company will be able to raise sufficient capital to meet all its commitments under these agreements.

Consulting Agreements

On August 1, 2006, the Company entered into consulting agreements with its then Chairman and Chief Executive Officer at monthly consulting fees of $20,834 each. The term of these agreements was two years. Under both agreements, either the Company or the employee may terminate the agreement, with or without cause, by providing the other party with three months prior written notice.

On April 11, 2007, the former Chief Executive Officer resigned and his consulting agreement was terminated effective March 31, 2007.

Rental Agreements
GCME rents office space in Vancouver, Canada under a lease agreement which provides for monthly rent of $645. Hua Ding and Racemind Hua Ding rent space in Beijing, PRC under an agreement providing for Hua Ding to pay monthly rent and services of $3,117 and for Racemind Hua Ding to pay monthly rent and services of $4,919. Rent expense for the year ended September 30, 2007 was $42,447.

Concentrations and risks

During 2007, 100% of the Company’s revenues were derived from companies located in the PRC.

Substantially all of the Company’s business operations are conducted in the PRC and governed by PRC laws and regulations. Because these laws and regulations are relatively new, the interpretation and enforcement of these laws and regulations involve uncertainties.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Under existing PRC foreign exchange regulations, payment of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions.

Note 9 – Business Segment Information

The Company’s operations are classified into two reportable business segments: promotional and event services (which is operated by Racemind Hua Ding) and film and television production and distribution (which is operated by Hua Ding).

Summarized financial information for the years ended September 30, 2007 and 2006 concerning the Company’s business segments is as follows:

Revenues:	2007	2006
Promotional and event services	$671,225	$-
Film and television production and distribution	-	-
Total	$671,225	$-

Income (loss) from operations:
Promotional and event services	$(154,325)	$-
Film and television production and distribution	(155,670)	-
Corporate	(647,596)	(195,362)
Total	$(957,591)	$(195,362)

Identifiable assets:
Promotional and event services	$610,999	$-
Film and television production and distribution	1,154,488	30,000
Corporate	35,776	25,631
Total	$1,801,263	$55,631

Capital expenditures:
Promotional and event services	$11,272	$-
Film and television production and distribution	1,129,141	-
Total	$1,140,413	$-

Depreciation and amortization:
Promotional and event services	$331	$-
Film and television production and distribution	90,095	-
Total	$90,426	$-

In the year ended September 30, 2007, two customers accounted for 71% and 14%, respectively, of total revenues. All revenues were derived from services rendered in the Republic of China.

Note 10 - Subsequent Events

On November 2, 2007, the Company issued a total of 3,900,000 shares of common stock to three consultants pursuant to the 2007 Non-Qualified Stock Compensation Plan.

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
The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Jake Wei	38	President, principal executive officer, and a member of the board of directors.
ChaoYang Qu, AnXiangBeiLi, ChuangYeDaSha B 1206, Beijing, China
Liu, XiaoLin Jianguomenwai Road, Beijing, China	44	Principal accounting officer, and a member of the board of directors.

Yi Wang	45	A member of the board of directors.
10-A Tongyongguoji Center,
Beijing, China

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
Mr. Liu has over 12 years of on hand business experience in the film industry in the People's Republic of China (PRC). He graduated from ZhongHua Shehui University, majoring in cinematic. He served as co-director, vice director, general planner, distributor for films, commercial shows and TV serials. He was general manager for China HaiNan Asian Vision International Advertisement Company in 1989. He was the producer for HuaYi Brother TaiHe Film Investment Corp., one of the largest private film companies in China since 1998. He served as a director and CEO for several film entertainments investment companies. He has been the Vice President for China Baoli HuaYi Media and Entertainment Corp., and the executive director for HuaYi Alliance Media Investment Company since 2004.

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

Conflicts of Interest

The only conflict is that Messrs. Liu and Wei, our two officers, devote time to projects that do not involve us. Mr. Liu estimates that he spends approximately 50% of his working time on Company matters. Mr. Wei estimates that he spends approximately 50% of his working time on Company matters.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business of such person, or any partnership in which he was a general partner at or within two yeas before the time of such this filing, or any corporation or business association of which he was an executive officer within two years before the time of this filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment was not subsequently reversed, suspended or vacated; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

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

Code of Ethics

We have adopted a corporate code of ethics. It is attached as Exhibit 14.1 and is incorporated by reference herein. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended September 2007. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Name of officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Nonquali- fied Deferred Compen- sation	All Other Compen- sation	Total

Jake Wei, Director	2007	250,000	-	-	-	-	-	-	250,000
Jake Wei, CEO	2006	104,167	-	-	-	-	-	-	104,167
Jake Wei, President	2005	0	-	-	-	-	-	-	0
Liu, XiaoLin Director	2007	0	-	-			-	-	0
Liu, XiaoLin Director	2006	0	-	-		-	-	-	0
Liu, XiaoLin Director	2005	0	-	-	-	-	-	-	0
Yi Wang, Director	2007	50,000	-	-	-	-	-	-	50,000
Yi Wang, Director	2006	0	-	-	-	-	-	-	0
Yi Wang, Director	2005	0	-	-	-	-	-	-	0
[1] Note: Mr. Liu was appointed a director on April 11, 2007.
[2] Note: Mr. Yi Wang was appointed a director on December 11, 2006.

Option/SAR Grants
None.

SUMMARY DESCRIPTION OF EMPLOYEE BENEFIT PLANS

2007 NON-QUALIFIED STOCK COMPENSATION PLAN

The Company has adopted the 2007 NON-QUALIFIED STOCK COMPENSATION PLAN (the “2007 Plan”) on July 5, 2007 and filed a Registration Statement on Form S-8 with the Commission on July 17, 2007, to register shares awarded and shares underlying options granted under the 2007 Plan.  The Company issues common stock and awards options to employees, directors, officers, consultants, advisors and other persons associated with our Company.  The 2007 Plan is intended to provide a method whereby our Company would be stimulated by the personal involvement of our employees, directors, officers, consultants, advisors and other persons in our business and reward such involvement, thereby advancing the interests of our Company and all of its shareholders.  A total of 5,000,000 shares of common stock and shares of common stock underlying options were authorized under the 2007 Plan.  The stock options granted under the 2007 Plan shall be non-qualified stock options (“NQSO’s”).

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

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
Jake Wei	0	President and Director	0%

XiaoLin Liu	0	Director	0%

Yi Wang	0	Director	0%

All Officers and Directors as a
Group (3 Persons)	0		0%

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company which may result in a change in control of our company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As at September 30, 2007, $334,512 is owed by the Company to the Chairman of the Company and to a former director of the Company. This loan is unsecured, bears no interest and has no specific terms of repayment.

PART IV

ITEM 13.  EXHIBITS.

The following exhibits are hereby incorporated by reference:

Exhibit No.	Document Description
3.1	Articles of Incorporation filed as Exhibit 3.1 to a registration statement on Form SB-2 filed with Commission on April 20, 2005
3.2	Bylaws filed as Exhibit 3.2 to a registration statement on Form SB-2 filed with Commission on April 20, 2005
10.1	Joint Venture Agreement with Beijing Tangde International Film and Culture Co., attached as Exhibit 10 to a Form 8-K filed with the Commission on June 15, 2006.
10.2	Joint Venture Agreement with Beijing New-Element Co., attached as Exhibit 10 to a Form 8-K filed with the Commission on September 26, 2006.
10.3	Joint Venture Agreement with Star King Talent Agency Ltd., attached as Exhibit 10 to a Form 8-K filed with the Commission on December 8, 2006.
14.1	Code of Ethics, attached as Exhibit 14.1 to a 10KSB filed with the Commission on January 11, 2007.

The following documents are filed herewith:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for the last fiscal year for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for this fiscal year was:
2006	$25,000	Michael T. Studer, CPA P.C.
2007	$43,000	Michael T. Studer, CPA P.C.

(2) Audit-Related Fees

The aggregate fees billed in each of the last fiscal year for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:
2006	$0	Michael T. Studer, CPA P.C.
2007	$0	Michael T. Studer, CPA P.C.

(3) Tax Fees

The aggregate fees billed in the last fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:
2006	$0	Michael T. Studer, CPA P.C.
2007	$0	Michael T. Studer, CPA P.C.

(4) All Other Fees

The aggregate fees billed in the last fiscal year for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:
2006	$0	Michael T. Studer, CPA P.C.
2007	$0	Michael T. Studer, CPA P.C.

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of January, 2008.

GREATER CHINA MEDIA AND ENTERTAINMENT CORP.
(the “Registrant”)

January 15, 2008	BY:	/s/ Jake Wei
Jake Wei, President, Principal Executive Officer and a Member of the Board of Directors

January 15, 2008	BY:	/s/ XiaoLin Liu
XiaoLin Liu, Principal Financial Officer and Principal Accounting Officer and a Member of a Board of Directors
January 15, 2008	BY:	/s/ Yi Wang
Yi Wang, a Member of a Board of Directors