Form 10KSB
GREATER CHINA MEDIA & ENTERTAINMENT CORP. (formerly AGA Resources, Inc.)
filed 2008-01-15
CIK 1321366

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

The following illustrates the growth trends behind the rejuvenated film sector, according to the research conducted by the management of the Company:

	Chinese film makers produced 330 movies in 2006, up 27% from the 2005 tally of 260.

	China has the world's third most-prolific movie industry, behind only Hollywood and Bollywood.

	China's box office receipts of RMB 2.6 billion (US$352 Million) marked a 30% rise from the 2005 total.


Market share of Chinese-made films in the China market is improving, as although RMB 1.2 billion (US$160 million) of box office receipts were from imported films, the remaining RMB 1.4 billion (US$192 million, 55% of the total) was generated by domestic films.

	The Chinese domestic box office reached over RMB 1 billion (US$135.1 million) for the first half of 2007.

	Chinese films generated RMB 1.9 billion ($257 million) overseas in 2006, 12% more of their 2005 overseas take.
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

●	Was appointed as an approved public relations vendor for Microsoft China. Contracts signed with Microsoft China amounted to about US$496,000 as of the date of this report;

●	Was appointed as an approved public relations vendor for Siemens. Total contract value is about US$211,000 as of the date of this report;

●
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

(The accompanying notes are an integral part of these consolidated financial statements)

Greater China Media and Entertainment Corp.
(formerly AGA Resources, Inc.)
(A Development Stage Company)

Consolidated Statements of Operations
			Cumulative
			during the
			development stage
			(December 15.
			2004 to
	Year ended September 30,		September 30,
	2007	2006	2007)

Revenues
Promotion and event services	$671,225	$-	$671,225
Film and television production and distribution	-	-	-
Total revenues	671,225	-	671,225

Costs and Expenses
Costs related to promotion and event services revenues	671,011	-	671,011
Costs related to film and television production and
distribution revenues	-	-	-
Amortization of capitalized film and
television costs	90,000	-	90,000
Selling, general and administrative expenses	867,805	195,362	1,093,649
Total operating costs and expenses	1,628,816	195,362	1,854,660
Income (loss) from operations	(957,591)	(195,362)	(1,183,435)

Interest income	923	-	923
Minority interests	13,312	-	13,312
Income (loss) before income taxes	-943,356	-195,362	-1,169,200
Income taxes	-	-	-
Loss from continuing operations	(943,356)	(195,362)	(1,169,200)
Loss from discontinued operations	-	(12,467)	(15,667)
Net loss	$(943,356)	$(207,829)	$(1,184,867)

Net loss per share - basic and diluted:
Loss from continuing operations	$(0.04)	$(0.01)
Loss from discontinued operations	-	(0.00)
Net loss	$(0.04)	$(0.01)

Number of common shares used to
compute net loss per share
Basic and diluted	22,050,959	18,771,780

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

(The accompanying notes are an integral part of these consolidated financial statements)

Greater China Media and Entertainment Corp.
(formerly AGA Resources, Inc.)
(A Development Stage Company)

Consolidated Statements of Cash Flows
			Cumulative during the
			development stage
	Year ended September 30,		(December 15, 2004 to
	2007	2006	September 30, 2007)

Cash flows from operating activities
Net loss	$(943,356)	$(207,829)	$(1,184,867)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Impairment of mining property acquisition costs	-	3,376	6,576
Loss on disposal of mining equipment	-	9,091	9,091
Services donated	-	4,500	9,250
Rent donated	-	2,250	4,625
Depreciation of fixed assets	426	-	426
Amortization of capitalized film and television costs	90,000	-	90,000
Stock based incentive relating to the formation of the Racemind joint venture	121,000	-	121,000
Minority interests	(13,312)		(13,312)
Changes in operating assets and liabilities:			-
Accounts receivable	(519,250)		(519,250)
Other receivables	(111,503)	-	(111,503)
Prepaid expenses	(8,649)	(30,000)	(38,649)
Accounts payable and accrued liabilities	214,957	92,768	230,180
Deferred revenues	133,380	-	133,380
Accrued consulting fees payable to related parties	416,442	-	499,775
Advances on share subscriptions	-	(12,500)	-
Net cash provided by (used for) operating activities	(619,865)	(138,344)	(763,278)

Cash flows from investing activities
Capitalized film and television costs	(1,127,007)	-	(1,127,007)
Acquisition of fixed assets	(13,406)	-	(13,406)
Acquisition of mining equipment	-	(36,696)	(36,696)
Disposal of mining equipment	-	27,605	27,605
Mining property acquisition costs	-	(3,376)	(6,576)
Net cash provided by (used for) investing activities	(1,140,413)	(12,467)	(1,156,080)

Cash flows from financing activities
Loans from related parties	251,801	30,000	334,512
Proceeds from sales of common stock, net	1,520,000	101,000	1,622,000
Minority interests	26,616	-	26,616
Net cash provided by (used for) financing activities	1,798,417	131,000	1,983,128

Effect of foreign exchange rate changes on cash	18,115	-	18,115

Increase (decrease) in cash	56,254	(19,811)	81,885

Cash, beginning of period	25,631	45,442	-
Cash, end of period	$81,885	$25,631	$81,885

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

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

(6) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of January, 2008.

GREATER CHINA MEDIA AND ENTERTAINMENT CORP.
(the “Registrant”)

January 14, 2008	BY:	/s/ Jake Wei
Jake Wei, President, Principal Executive Officer and a Member of the Board of Directors

January 14, 2008	BY:	/s/ XiaoLin Liu
XiaoLin Liu, Principal Financial Officer and Principal Accounting Officer and a Member of a Board of Directors
January 14, 2008	BY:	/s/ Yi Wang
Yi Wang, a Member of a Board of Directors