Form 10QSB
period 2007-12-31
GREATER CHINA MEDIA & ENTERTAINMENT CORP. (formerly AGA Resources, Inc.)
filed 2008-02-19
CIK 1321366

FORM 10-QSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the quarter ended December 31, 2007

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

As of Feb 15, 2008, the Company had 29,200,000 shares of common stock outstanding.

PART I. - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

Greater China Media and Entertainment Corp.
Consolidated Balance Sheets

	December 31,	September 30,
	2007	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$793,368	$81,885
Accounts receivable	52,803	519,250
Other receivable	121,360	111,503
Prepaid expenses	164,999	38,649
Total current assets	1,132,530	751,287
Fixed assets, net	34,910	12,969
Capitalized film and television costs, net	988,635	1,037,007
Total assets	$2,156,075	$1,801,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$243,321	$230,180
Deferred revenues	465,562	133,380
Accrued consulting fees payable to related parties	570,432	499,775
Loans payable to related parties	323,505	334,512
Total current liabilities and total liabilities	1,602,820	1,197,847
Minority Interests	10,977	12,992
Stockholders' Equity
Preferred stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value;
authorized 1,000,000,000 shares,
issued and outstanding 29,200,000 and 25,300,000 shares, respectively	292	253
Additional paid-in capital	2,458,583	1,756,622
Deferred stock-based compensation	(624,000)	-
Accumulated other comprehensive income	58,214	18,416
Deficit	(1,350,811)	(1,184,867)
Total stockholders' equity	542,278	590,424
Total liabilities and stockholders' equity	$2,156,075	$1,801,263

See notes to consolidated financial statements.

Greater China Media and Entertainment Corp.
Consolidated Statements of Operations
(Unaudited)

	Three months ended December 31,
	2007	2006

Revenues
Promotion and event services	$537,159	$-
Film and television production and distribution	134,570	-
Total Revenues	671,729	-

Costs and expenses
Costs related to promotion and event services revenues	471,554	-
Costs related to film and television production and distribution revenues	-	-
Amortization of capitalized film and television costs	74,686	-
Selling, general and administrative expenses	293,687	146,495
Total operating costs and expenses	839,927	146,495
Loss from operations	-168,198	-146,495

Interest income	239	-
Minority interests	2,015	-
Loss before income taxes	(165,944)	(146,495)
Income taxes	-	-
Loss from continuing operations	(165,944)	(146,495)
Loss from discontinued operations	-	-
Net loss	$(165,944)	$(146,495)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Number of common shares used to compute loss per share
Basic and diluted	27,843,478	20,100,000

See notes to consolidated financial statements.

Greater China Media and Entertainment Corp.
Consolidated Statement of Stockholders' Equity
For the three months ended December 31, 2007
(Unaudited)

	Common Stock		Additional Paid-in Capital	Deferred stock-based compensation	Deficit	Accumulated Other Comprehesive Income	Total Stockholders' Equity
	Shares	Amount
Balance, September 30, 2007	25,300,000	$253	$1,756,622	$-	$(1,184,867)	$18,416	$590,424
Issuance of common stock
pursuant to Consultancy
Services Agreement	3,900,000	39	701,961	(702,000)	-	-	-
Amortization of deferred
stock-based compensation
relating to the Consultancy
Service Agreement	-	-	-	78,000	-	-	78,000
Foreign translation adjustment	-	-	-	-	-	39,798	38,748
Net loss for the three months
ended December 31, 2007	-	-	-	-	(165,944)	-	(165,944)
Balance, December 31, 2007	29,200,000	$292	$2,458,583	$(624,000)	$(1,350,811)	$58,214	$542,278

See notes to consolidated financial statements.

Greater China Media and Entertainment Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended December 31,
	2007	2006

Cash Flows from Operating Activities
Net loss	$(165,944)	$-146,495
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Depreciation of fixed assets	694	-
Amortization of capitalized film and television costs	74,686	-
Stock-based compensation	78,000	-
Minority interests	(2,015)	-
Changes in operating assets and liabilities:
Accounts receivable	466,447	-
Other receivable	(9,857)	-
Prepaid expenses	(126,350)	(50,000)
Accounts payable and accrued liabilities	13,141	(1,318)
Deferred revenues	332,182	-
Accrued consulting fees payable to related parites	70,657	125,002
Net cash provided by (used for) operating activities	731,641	(72,811)

Cash Flows from Investing Activities
Acquisition of fixed assets	(22,658)	-
Net cash provided by (used for) investing activities	(22,658)	-

Cash Flows from Financing activities
Increase (decrease) in loans payable to related parties	(11,007)	60,000
Net cash provided by (used for) financing activities	(11,007)	60,000

Effect of foreign exchange rate changes on cash	13,507	-

Increase (decrease) in cash	711,483	(12,811)
Cash, beginning of period	81,885	25,631

Cash, end of period	$793,368	12,820

Supplemental Disclosures of Cash Flow Information:
Interest paid	$591	$-
Income taxes paid	$-	$-
Non-cash Investing and Financing Activities:
Issuance of common stock pursuant to
consulting agreement	$702,000	$-

See notes to consolidated financial statements.

GREATER CHINA MEDIA AND ENTERTAINMENT CORP.
Notes to Consolidated Financial Statements
December 31, 2007
(Unaudited)

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

In March 2007, the Company formed a wholly owned subsidiary, Beijing Hua Ding Century Media Investment Consultants Limited (“Hua Ding”), a limited liability company formed under the laws of the PRC. Hua Ding produces and distributes film and television properties.

In May 2007 (see note 6), GCME and a third party located in PRC formed a PRC joint venture Beijing Racemind Hua Ding International Marketing Consultants Limited (“Racemind Hua Ding”). Racemind Hua Ding, which is owned 60% by GCME, provides promotional and event services to customers in the PRC.

The accompanying consolidated financial statements include the accounts of GCME, Hua Ding, and Racemind Hua Ding (collectively, the “Company”).

Note 2 - Presentation of Interim Financial Statements

The unaudited financial statements as of December 31, 2007 and for the three months ended December 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2007 and the results of operations and cash flows for the periods ended December 31, 2007 and 2006. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the three months ended December 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending September 30, 2008. The balance sheet at September 30, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended September 30, 2007 as included in our report on Form 10-KSB.

Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 3 - New Accounting Policies

Accounts receivable and allowance for doubtful accounts - Accounts receivable are recorded net of allowances for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectibility of its receivables. Reserves for returns are based on historical return rates and sales patterns. Allowances for doubtful accounts are established through the evaluation of accounts receivable agings and prior collection experience to estimate the ultimate realization of these receivables.

Revenue recognition of promotion and event services - The Company recognizes revenue when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. If all of the above criteria have been met, revenues are principally recognized when services have been rendered. Amounts received from customers in advance of the period in which service is rendered are deferred and recorded on the balance sheet as a liability under “deferred revenue.”

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

	Three months ended
	December 31,
	2007	2006

Numerator - net loss available to
common stockholders	$ (165,944)	$ (146,495)

Denominator - weighted average number
of common shares outstanding	27,843,478	20,100,000

Basic and diluted loss per common share	$ (0.01)	$ (0.01)

Note 5 - Capitalized Film and Television Costs

Capitalized film and television costs consist of:

	December 31,	September 30,
	2007	2007

"Rich Dad, Poor Dad" television series	$ 684,650	$ 666,884
"Tough Guy" theatrical film	379,981	370,123
Total	1,064,631	1,037,007
Less accumulated amortization	(75,996)	-
Capitalized film and television cost, net	$ 988,635	$ 1,037,007

Based on management’s total gross revenue estimates as of December 31, 2007, approximately 100% of unamortized capitalized film and television costs are expected to be amortized during the three years ending December 31, 2010. Approximately $ 850,000 is expected to be amortized in the remainder of the year ending September 30, 2008.

“Rich Dad, Poor Dad” Television Series

On May 18, 2007, the Company, through Hua Ding, entered into a joint production agreement with Beijing Hua Yi Union Cultural Media Investment Company Limited (“Hua Yi”) for the production of the TV series, “Rich Dad, Poor Dad”. The total production costs were estimated at RMB15,000,000 ($2,053,950). The Company contributed RMB5,000,000 ($684,650) while Hua Yi was to contribute RMB10,000,000 ($1,369,300). In December 2007, Hua Ding reached an agreement with Hua Yi whereby Hua Yi will purchase Hua Ding’s interest in the television series for a total of RMB5,700,000 ($780,501). RMB3,400,000 ($465,562) was collected on December 28, 2007 and RMB 2,300,000 ($314,939) is due May 31, 2008. Since Hua Ding’s interest will not be transferred until all the monies are received, the $465,562 received from Hua Yi is included in the consolidated balance sheet as deferred revenue.

“Tough Guy” Theatrical Film

On June 25, 2007, GCME entered into a Cooperation Agreement with Mega Vision Productions Limited, a Hong Kong Corporation (“Mega”), with respect to the production and distribution of the movie “Tough Guy”. The total investment for the movie was estimated at RMB7,500,000 ($1,026,975) and each party was to pay 50% of the total investment. The Company can distribute the movie in Mainland China, excluding Hong Kong, Taiwan and Macau, and Mega can distribute the movie everywhere else.

On July 17, 2007, Hua Ding executed an agreement with Beijing Hua Yi Hao Ge (“Hao Ge”) to sell the Mainland China television distribution rights to “Tough Guy” for RMB1,000,000 ($134,570). Under the agreement, Hua Ding is entitled to 30% of advertising revenue collected by Hao Ge from such television distribution. The film was completed and delivered to Hao Ge in December 2007 and the Company recognized the $134,570 collected from Hao Ge as revenues in the three months ended December 31, 2007.

At December 31, 2007, the Company has paid RMB2,775,000 ($379,981) of its RMB3,750,000 ($513,488) commitment. Marketing and promotion is planned to start in March 2008.

Note 6 - Joint Ventures Agreements

Racemind Hua Ding Joint Venture

On December 6, 2006, GCME executed a Joint Venture Agreement with Beijing Racemind Times Marketing Consultants Limited (“Racemind”), a company organized under the laws of the China. The agreement provided for the formation of a joint venture, Beijing Racemind Hua Ding International Marketing Consultants Limited (“Racemind Hua Ding”), to conduct marketing and promotion business in China. The Company contributed RMB300,000 ($41,000) for a 60% interest in Racemind Hua Ding and Racemind contributed RMB200,000 ($26,616) for a 40% interest in Racemind Hua Ding. The Company also issued 2,000,000 shares of its common stock to the shareholder of Racemind (the $121,000 estimated fair value of these shares at the date of issuance was included in selling, general and administrative expenses in the consolidated statement of operations for the year ended September 30, 2007) and Racemind transferred all its signed marketing and promotion commercial contracts to Racemind Hua Ding. The agreement, which has a term of 30 years, also provides that the Company is to provide the required working capital to Racemind Hua Ding and that Racemind is responsible for the joint venture’s daily operations. If Racemind Hua Ding meets the profit projection in 3 years, the Company has an option to acquire Racemind’s 40% interest at a price equal to 6 times the average annual profit for the 3 years and Racemind has an option to sell its 40% interest to the Company at a price also equal to 6 times the average annual profit for the 3 years. If Racemind Hua Ding meets the profit projection in 3 years and Racemind decides to terminate the agreement, the Company may require Racemind to return all of the Company’s investment in Racemind Hua Ding.

The Joint Venture Agreement supersedes an earlier Joint Venture Agreement dated September 25, 2006 between the Company and Beijing New Element Co. Ltd. (“New Element”).

At September 30, 2007 and December 31, 2007, the Company has consolidated the financial statements of Racemind Hua Ding as a 60% owned subsidiary.

Tangde Joint Venture

On June 14, 2006, the Company executed an agreement with Triumph Research Limited, a corporation organized under the laws of the British Virgin Islands (“Triumph”), Beijing Tangde International Film and Culture Co., Ltd., a company organized under the laws of the PRC (“Tangde”), and the Triumph stockholders. The agreement provided that the Company would issue 3,209,000 shares of its common stock to the Triumph stockholders in exchange for 100% of the issued and outstanding capital stock of Triumph. The agreement also provided that, prior to closing, Triumph would make a RMB5,100,000 ($698,343) capital contribution to a joint venture with Tangde (the “Tangde Joint Venture”) for a 51% interest in the Tangde Joint Venture. Under an agreement between Triumph and Tangde dated April 18, 2006, the Tangde Joint Venture is to invest in film and television products, equipment leasing, agency activities, advertising and other related businesses in the media and entertainment industries.

The closing occurred on June 27, 2006 and the Triumph stockholders delivered Stock Powers conveying their equity interests in Triumph to the Company. However, since Triumph had failed to make the RMB5,100,000 ($698,343) capital contribution to the Tangde Joint Venture prior to closing, the Company exercised its option to withhold delivery of the 3,209,000 shares of common stock to the Triumph stockholders. Pursuant to a closing agreement, the Triumph stockholders agreed to pay the 5,100,000 RMB capital contribution by September 27, 2006. In the event of a continuing default, the Company has several remedies, including legal action to enforce the payment obligation created by the closing agreement, as well as an action to rescind the agreement. At December 31, 2007, Triumph has no assets other than its rights under the Tangde Joint Venture agreement.

Star King Joint Venture

On December 7, 2006, the Company executed a Joint Venture Agreement with Star King, a company organized under the laws of the PRC. The agreement provides for the formation of a joint venture (the “Star King Joint Venture”) to conduct a talent agency business in the PRC. The Company is to contribute RMB600,000 ($82,158) for a 60% interest in the Star King Joint Venture, and Star King is to contribute RMB400,000 ($54,772) for a 40% interest in the Star King Joint Venture. The Company is to deliver 2,000,000 shares of its common stock to Star King or its designee(s) and Star King is to transfer all its signed agency contracts to the Star King Joint Venture. The agreement, which has a term of 20 years, also provides that the Company is to provide RMB940,000 ($128,714) initial working capital to the Star King Joint Venture and that Star King is responsible for the joint venture’s daily operations. If the Star King Joint Venture generates a pretax profit of RMB8,000,000 ($1,095,440) in the first 2 years, the Company has an option to acquire Star King’s 40% interest at a price equal to 6 times the average annual net profit using a combination of cash and common stock. If the joint venture generates a pretax profit of RMB8,000,000 ($1,095,440) in the first 2 years and Star King decides to terminate the cooperation, the Company is entitled to entire ownership of the Star King Joint Venture, including the Company’s investment in and loans to the joint venture and all profit generated from the joint venture.

At December 31, 2007, application to the China regulatory authorities for approval of the joint venture’s formation has been made but no approval has yet been received. Funding and operations have not yet commenced.

Note 7 – Fixed Assets, Net

Fixed assets, net, consists of:

	December 31,	September 30,
	2007	2007

Computer equipment	$ 33,855	$ 13,406
Furniture and fixtures	2,209	-
Total	36,064	13,406
Less: accumulated depreciation	(1,154)	(437)
Fixed assets, net	$ 34,910	$ 12,969

Depreciation expense charged to operations for the three months ended December 31, 2007 and 2006 was $694 and $0, respectively.

Note 8 – Related Party Transactions

Accrued consulting fees payable to related parties consist of:

	December 31,	September 30,
	2007	2007

Consulting fee payable to:
Jake Wei (Chairman of the Board of Directors and
Chief Executive Officer) and affiliated companies	$ 403,764	$ 333,107
John Hui (Former Director and Chief Executive Officer)	166,668	166,668
Total	$ 570,432	$ 499,775

Loans payable to related parties consist of:

	December 31,	September 30,
	2007	2007

Loan payable to Jack Wei, Chairman, and affiliated companies,
non-interest bearing, due on demand	$ 270,794	$ 281,801
Loan payable to Jian Ping Zhang, former chief executive officer,
non-interest bearing, due on demand	52,711	52,711
	$ 323,505	$ 334,512

Consulting fees to related parties (included in selling, general and administrative expenses) for the three months ended December 31, 2007 and 2006 totaled $82,206 and $125,000, respectively.

Note 9 - Stockholders’ Equity

(a) Common Stock

On November 1, 2007, GCME executed a Consultancy Services Agreement with three consultants. The agreement, which term is 18 months from November 1, 2007 to April 30, 2009, provides that the consultants will perform consulting services to the Company relating to the marketing and development of its promotion and event services and film and television production and distribution businesses. As consideration for their services, GCME issued a total of 3,900,000 freely tradeable (pursuant to the 2007 Non-Qualified Stock Compensation Plan) shares of its common stock to the three consultants. The $ 702,000 fair value of the 3,900,000 shares at November 1, 2007 is being expensed ratably over the 18 month term of the agreement.

(b) Stock Purchase Warrants

At December 31, 2007, there are 3,200,000 Series A Warrants and 3,200,000 Series B Warrants outstanding. Each Series A Warrant entitles the holder to purchase one share of common stock of the Company at $0.50 per share and expires on December 1, 2008. Each Series B Warrant entitles the holder to purchase one share of common stock of the Company at $0.60 per share and expires on June 1, 2009.

(c) Stock Options

On July 5, 2007, the Board of Directors approved the 2007 Non-Qualified Stock Compensation Plan authorizing the Company to issue shares of common stock or grant stock options for the issuance of up to 5,000,000 shares of common stock of the Company.

At December 31, 2007, there was no outstanding stock options. No options were granted, exercised or cancelled during the three months ended December 31, 2007.

Note 10 – Income Taxes

The Company is subject to current income taxes on an entity basis on taxable income arising in or derived from the tax jurisdiction in which each entity is domiciled.

GCME was incorporated in the United States and is subject to United States income tax. No United States income taxes were provided in the periods presented since GCME had taxable losses in those periods. At December 31, 2007, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of GCME net operating loss carryforwards of approximately $500,000 as of December 31, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire in varying amounts from year 2025 to year 2028. Current United States tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Hua Ding was formed in the PRC and is subject to a PRC 25% standard enterprise income tax. No PRC income taxes were provided in the three months ended December 31, 2007 since Hua Ding had a taxable loss in that period. At December 31, 2007, Hua Ding had a PRC net operating loss carryforward of approximately $50,000, which expires in year 2012. The Company has provided a 100% allowance against this deferred tax asset since the “more likely than not” requirement is not met.

Racemind Hua Ding was formed in the PRC and is subject to a PRC 25% standard enterprise income tax. No PRC income taxes were provided in the three months ended December 31, 2007 since Racemind Hua Ding had a taxable loss in that period. At December 31, 2007, Racemind Hua Ding had a PRC net operating loss carryforward of approximately $38,000, which expires in year 2012. The Company has provided a 100% allowance against this deferred tax asset since the “more likely than not” requirement is not met.

Other than the net operating loss carryforwards described above, the Company has no significant temporary differences. Since inception, the Company has not recorded any deferred tax assets or deferred tax liabilities.

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income before income taxes. A reconciliation follows:

	Three months ended
	December 31,
	2007	2006

Expected tax at 35%	$(58,080)	$(51,273)
Nondeductible stock-based
compensation	27,300	-
Tax effect of PRC subsidiaries'
lower income tax rate	(932)	-
Change in valuation allowance	31,712	51,273
Actual provision for income taxes	$-	$-

Note 11 - Commitments and Contingencies

Cooperation Agreements and Joint Venture Agreements

As more fully described in Notes 5 and 6, the Company has substantial commitments under Cooperation Agreements and Joint Venture Agreements. There is no assurance that the Company will be able to raise sufficient capital to meet all its commitments under these agreements.

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

Rental Agreements

GCME rents office space in Vancouver, Canada under a lease agreement which provides for monthly rent of $645. Hua Ding and Racemind Hua Ding rent space in Beijing, PRC under an agreement providing for Hua Ding to pay monthly rent and services of $3,200 and for Racemind Hua Ding to pay monthly rent and services of $5,050. Rent expense for the three months ended December 31, 2007 and 2006 was $29,483 and $1,935, respectively.

Concentrations and risks

During the three months ended December 31, 2007, 100% of the Company’s revenues were derived from companies located in the PRC.

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

Note 12 – Business Segment Information

The Company’s operations are classified into two reportable business segments: promotional and event services (which is operated by Racemind Hua Ding) and film and television production and distribution (which is operated by Hua Ding).

Summarized financial information for the three months ended December 31, 2007 and 2006 concerning the Company’s business segments is as follows:

	December 31,	December 31,
	2007	2006
Revenues:
Promotional and event services	$537,159	$-
Film and television production and distribution	134,570	-
Total	$671,729	$-

Income (loss) from operations:
Promotional and event services	$(5,276)	$-
Film and television production and distribution	14,360	-
Corporate	(177,282)	(146,495)
Total	$(168,198)	$(146,495)

Identifiable assets:
Promotional and event services	$272,339	$-
Film and television production and distribution	1,875,079	30,000
Corporate	8,657	62,820
Total	$2,156,075	$92,820

Capital expenditures:
Promotional and event services	$22,012	$-
Film and television production and distribution	646	-
Total	$22,658	$-

Depreciation and amortization:
Promotional and event services	$580	$-
Film and television production and distribution	74,800	-
Total	$75,380	$-

In the three months ended December 31, 2007, one customer accounted for 42% of total revenues. All revenues were derived from services rendered in the PRC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

We are a start-up, Exploration Stage Corporation and have generated $671,729 from our business activities for the three months ended December 31, 2007.

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

To meet our need for cash we obtained $323,505 in loans from our director for the period ended December 31, 2007. We will raise additional money through a private placement, public offering or through loans.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 2007 AS COMPARED TO THE PERIOD ENDED DECEMBER 31, 2006

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

Revenue. The Company has generated $671,729 during this reporting period. Our revenue increased by $671,729 from the previous year. This increase was attributed to the promotion and events supplied by the Company’s subsidiary Racemind HuaDing (“Racemind”) and the revenues generated from the film and television production and distribution activities. 2007 was a very active development year for the Company. Throughout 2007, Racemind had completed 69 agreements in a wide variety of businesses.  Among these contracts, Racemind:

-	was appointed as an approved public relations vendor for Microsoft China;

-	was appointed as an approved public relations vendor for Siemens;

-	managed conferences and forums, promoted new products, built conference sites, and conducted many other events for renowned companies such as Johnson & Johnson, Canon, Reuters, etc.

In 2007, the Company, through Hua Ding, jointly produced the TV series, “Rich Dad, Poor Dad” with Beijing HuaYi Hao Ge ("Hao Ge"). The Company also completed the movie “Tough Guy” with Mega Vision Productions Limited, a Hong Kong Corporation (“Mega”). Marketing and promotion for "Tough Guy" is planned to start in March 2008.

Cost. The Company has incurred $839,927 in total costs during the three months period ending December 31, 2007, compared to the total cost of $146,495 for the same period ended December 31, 2006. The increase is caused by Racemind’s promotion and events planning services. General and administrative expenses are increased accordingly due to more activities.

Net Loss per share. The Net Loss per share for the period ending December 31, 2007 is ($0.01). Loss per share for the period ending December 31, 2006 is ($0.01).

Cash. On December 31, 2007, the Company has $793,368 in cash, compared to $12,820 on December 31, 2006. The increase is mainly caused by the fund raising during 2007 and Racemind’s promotion and events planning services as well as the film and television production and distribution activities. General and administrative expenses are increased accordingly due to more activities.

Liquidity and Capital Resources.

As of the date of this quarterly report, we have generated $671,729 from promotion and events supplied by the Company’s subsidiary Racemind HuaDing (“Racemind”) and the revenues generated from the film and television production and distribution activities.

In December 2004, we issued 1,000,000 shares of common stock through an exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of shares of common stock.

In January 2006, we completed our public offering and raised $101,000.

In September, 2007, we completed a private placement of securities for a gross proceeds of $1,600,000.

As of December 31, 2007, our total assets were $2,156,075 and our total liabilities were $1,602,820.

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

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We sold 3,200,000 Units at $0.50 per Unit for gross proceeds of US$1,600,000. Majority of this cash was used for investing on films, televisions and the advertisement and public relationship services of Racemind.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Form 8-K filed with the Commission on November 13, 2007 relating to Item 3.02 “UNREGISTERED SALES OF EQUITY SECURITIES.”

        (b)   The following exhibits are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of February, 2008.

GREATER CHINA MEDIA AND ENTERTAINMENT CORP.
(the "Registrant")

BY:	/s/ Jake Wei
Jake Wei, Chairman of Board of Directors

BY:	/s/ Liu, XiaoLin
Liu, XiaoLin, Member of Board of Directors