Form 10QSB
period 2008-03-31
GREATER CHINA MEDIA & ENTERTAINMENT CORP. (formerly AGA Resources, Inc.)
filed 2008-05-20
CIK 1321366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the quarter ended March 31, 2008

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

As of May 20, 2008, the Company had 29,688,065 shares of common stock outstanding.

PART I. - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Greater China Media and Entertainment Corp.
Consolidated Balance Sheets

	March 31,	September 30,
(Expressed in U.S. Dollars)	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$268,194	$81,885
Accounts receivable	529,814	519,250
Other receivables	202,722	111,503
Prepaid expenses	59,399	38,649
Total current assets	1,060,129	751,287

Fixed assets, net	44,170	12,969
Capitalized film and television costs, net	1,029,717	1,037,007

Total assets	$2,134,016	$1,801,263

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$369,664	$230,180
Deferred revenues	484,908	133,380
Accrued consulting fees payable to related parties	643,417	499,775
Loans payable to related parties	-	334,512
Total current liabilities and total liabilities	1,497,989	1,197,847

Minority interests	78,334	12,992

STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock: $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value;
authorized 1,000,000,000 shares,
issued and outstanding 29,688,065 and 25,300,000 shares, respectively	297	253
Additional paid-in capital	2,511,289	1,756,622
Deferred stock-based compensation	(507,000)	-
Accumulated other comprehensive income	125,354	18,416
Deficit	(1,572,247)	(1,184,867)
Total stockholders' equity	557,693	590,424

Total liabilities and stockholders' equity	$2,134,016	$1,801,263

(The accompanying notes are an integral part of these consolidated financial statements)

Greater China Media and Entertainment Corp.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
(Expressed in U.S. Dollars)	2008	2007	2008	2007

Revenues
Promotion and events services	$903,700	$-	$1,440,859	$-
Film and television production and distribution	2,553	-	137,123	-
Total revenues	906,253	-	1,577,982	-

Costs and expenses
Costs related to promotion and event services revenues	798,969	-	1,270,523	-
Costs related to film and television production and
distribution revenues	-	-	-	-
Amortization of capitalized film and television costs	1,418	-	76,104	-
Selling, general and administrative expenses	302,653	213,064	596,340	359,559
Total operating costs and expenses	1,103,040	213,064	1,942,967	359,559
Loss from operations	(196,787)	(213,064)	(364,985)	(359,559)

Interest income	806	-	1,045	-
Minority interests	(25,455)	-	(23,440)	-
Loss before income taxes	(221,436)	(213,064)	(387,380)	(359,559)
Income taxes	-	-	-	-
Net Loss	$(221,436)	$(213,064)	$(387,380)	$(359,559)

Net loss per share
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Number of common shares used to
compute loss per share
Basic and diluted	29,688,065	20,100,000	28,760,732	20,100,000

(The accompanying notes are an integral part of these consolidated financial statements)

Greater China Media and Entertainment Corp.
Consolidated Statement of Stockholders' Equity
For the six months ended March 31, 2008
(Unaudited)

				Deferred		Accumulated other	Total
	Common Stock		Additional	stock-based		comprehensive	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	compensation	Deficit	income	Equity

Balance, September 30, 2007	25,300,000	$ 253	$ 1,756,622	$ -	$ (1,184,867)	$ 18,416	$ 590,424

Issuance of common stock pursuant to
Consultancy Services Agreement	3,900,000	39	701,961	(702,000)	-	-	-

Amortization of deferred stock-based
compensation relating to the Consultancy
Services Agreement	-	-	-	195,000	-	-	195,000

Issuance of common stock for loan
repayment at $0.108 per unit	488,065	5	52,706	-	-	-	52,711

Foreign translation adjustment	-	-	-	-	-	106,938	106,938

Net loss for the six months
ended March 31, 2008	-	-	-	-	(387,380)	-	(387,380)

Balance, March 31, 2008	29,688,065	$ 297	$ 2,511,289	$ (507,000)	$ (1,572,247)	$ 125,354	$ 557,693

(The accompanying notes are an integral part of these consolidated financial statements)

Greater China Media and Entertainment Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	March 31,
(Expressed in U.S. Dollars)	2008	2007

Cash flows from (used in) operating activities
Net loss	$(387,380)	$(359,559)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Depreciation of fixed assets	2,487	-
Amortization of capitalized film and television costs	76,104	-
Stock-based compensation	195,000	-
Minority interests	23,440	-
Changes in operating assets and liabilities:
Accounts receivable	(10,564)	-
Other receivables	(91,219)	-
Prepaid expenses	(20,750)	(97,500)
Accounts payable and accrued liabilities	139,484	13,454
Deferred revenues	351,528	-
Accrued consulting fees payable to related parties	143,642	250,000
Net cash provided by (used for) operating activities	421,772	(193,605)

Cash flows used in investing activities
Acquisition of fixed assets	(31,622)	-
Net cash used for investing activities	(31,622)	-

Cash flows from (used in) financing activities
Increase (decrease) in loans payable to related parties	(281,801)	176,000
Net cash provided by (used for) financing activities	(281,801)	176,000

Effect of foreign exchange rate changes on cash	77,960	-

Increase (decrease) in cash	186,309	(17,605)

Cash, beginning of period	81,885	25,631
Cash, end of period	$268,194	$8,026

Supplemental disclosures of cash flow information:
Interest paid	$591	$-
Income tax paid	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued pursuant to consulting agreement	$702,000	$-
Common stock issued for loan repayment	$52,711	$-

(The accompanying notes are an integral part of these consolidated financial statements)

GREATER CHINA MEDIA AND ENTERTAINMENT CORP.
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

Note 1 - Organization and Nature of Operations

Greater China Media and Entertainment Corp. ("GCME") was incorporated in the state of Nevada on December 15, 2004 under the name AGA Resources, Inc. From inception to July 2006, GCME was engaged in mineral exploration. In July 2006, the Company decided to terminate mineral exploration activities and to concentrate on media and entertainment activities in the People's Republic of China ("PRC"). On August 9, 2006, the Company changed its name to Greater China Media and Entertainment Corp.

In March 2007, the Company formed a wholly owned subsidiary, Beijing Hua Ding Century Media Investment Consultants Limited ("Hua Ding"), a limited liability company formed under the laws of the PRC. Hua Ding produces and distributes film and television properties.

In May 2007 (see note 6), GCME and a third party located in PRC formed a PRC joint venture Beijing Racemind Hua Ding International Marketing Consultants Limited ("Racemind Hua Ding"). Racemind Hua Ding, which is owned 60% by GCME, provides promotional and event services to customers in the PRC.

In March 2008, the Company acquired a 70% interest in Beijing HuaDing Century International Cultural Limited Corp. ("Beijing HuaDing"), a company incorporated under the laws of the PRC, which plans to engage in the production and distribution of film and television properties. The Chairman of the Company, Mr. Jake Wei, holds the interest in Beijing HuaDing in trust for the benefit of the Company.

The accompanying consolidated financial statements include the accounts of GCME, Hua Ding, Racemind Hua Ding and Beijing HuaDing (collectively, the "Company").

Note 2 - Presentation of Interim Financial Statements

The unaudited financial statements as of March 31, 2008 and for the three and six months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the periods ended March 31, 2008 and 2007. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the six months ended March 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending September 30, 2008. The balance sheet at September 30, 2007 has been derived from the audited financial statements at that date.

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

Revenue recognition of promotion and event services - The Company recognizes revenue when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. If all of the above criteria have been met, revenues are principally recognized when services have been rendered. Amounts received from customers in advance of the period in which service is rendered are deferred and recorded on the balance sheet as a liability under "deferred revenues."

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

	Six months ended
	March 31,
	2008	2007

Numerator - net loss available to
common stockholders	$ (387,380)	$ (359,559)

Denominator - weighted average number
of common shares outstanding	28,760,732	20,100,000

Basic and diluted loss per common share	$ (0.01)	$ (0.02)

Note 5 - Capitalized Film and Television Costs

Capitalized film and television costs consist of:

	March 31,	September 30,
	2008	2007

"Rich Dad, Poor Dad" television series	$ 713,100	$ 666,884
"Tough Guy" theatrical film	395,771	370,123
Total	1,108,871	1,037,007
Less: accumulated amortization	(79,154)	-
Capitalized film and television cost, net	$ 1,029,717	$ 1,037,007

Based on management's total gross revenue estimates as of March 31, 2008, approximately 100% of unamortized capitalized film and television costs are expected to be amortized during the three years ending December 31, 2010. Approximately $ 850,000 is expected to be amortized in the remainder of the year ending September 30, 2008.

"Rich Dad, Poor Dad" Television Series

On May 18, 2007, the Company, through Hua Ding, entered into a joint production agreement with Beijing Hua Yi Union Cultural Media Investment Company Limited ("Hua Yi") for the production of the TV series, "Rich Dad, Poor Dad". The total production costs were estimated at RMB15,000,000 ($2,139,300). The Company contributed RMB5,000,000 ($713,100) while Hua Yi was to contribute RMB10,000,000 ($1,426,200). In December 2007, Hua Ding reached an agreement with Hua Yi whereby Hua Yi will purchase Hua Ding's interest in the television series for a total of RMB5,700,000 ($812,934). RMB3,400,000 ($484,908) was collected on December 28, 2007 and RMB 2,300,000 ($328,026) is due May 31, 2008. Since Hua Ding's interest will not be transferred until all the monies are received, the $484,908 received from Hua Yi is included in the consolidated balance sheet as deferred revenue.

"Tough Guy" Theatrical Film

On June 25, 2007, GCME entered into a Cooperation Agreement with Mega Vision Productions Limited, a Hong Kong Corporation ("Mega"), with respect to the production and distribution of the movie "Tough Guy". The total investment for the movie was estimated at RMB7,500,000 ($1,026,975) and each party was to pay 50% of the total investment. The Company can distribute the movie in Mainland China, excluding Hong Kong, Taiwan and Macau, and Mega can distribute the movie everywhere else.

On July 17, 2007, Hua Ding executed an agreement with Beijing Hua Yi Hao Ge ("Hao Ge") to sell the Mainland China television distribution rights to "Tough Guy" for RMB1,000,000 ($134,570). Under the agreement, Hua Ding is entitled to 30% of advertising revenue collected by Hao Ge from such television distribution. The film was completed and delivered to Hao Ge in December 2007 and the Company recognized the $137,123 collected from Hao Ge as revenues in the six months ended March 31, 2008.

At March 31, 2008, the Company has paid RMB2,775,000 ($395,771) of its RMB3,750,000 ($534,825) commitment. The Company is presently seeking a distributor to assist it in distributing the movie in Mainland China.

Note 6 - Joint Venture Agreements

Racemind Hua Ding Joint Venture

On December 6, 2006, GCME executed a Joint Venture Agreement with Beijing Racemind Times Marketing Consultants Limited ("Racemind"), a company organized under the laws of the China. The agreement provided for the formation of a joint venture, Beijing Racemind Hua Ding International Marketing Consultants Limited ("Racemind Hua Ding"), to conduct a marketing and promotion business in China. The Company contributed RMB300,000 ($41,000) for a 60% interest in Racemind Hua Ding and Racemind contributed RMB200,000 ($26,616) for a 40% interest in Racemind Hua Ding. The Company also issued 2,000,000 shares of its common stock to the shareholder of Racemind (the $121,000 estimated fair value of these shares at the date of issuance was included in selling, general and administrative expenses in the consolidated statement of operations for the year ended September 30, 2007) and Racemind transferred all its signed marketing and promotion commercial contracts to Racemind Hua Ding. The agreement, which has a term of 30 years, also provides that the Company is to provide the required working capital to Racemind Hua Ding and that Racemind is responsible for the joint venture's daily operations. If Racemind Hua Ding meets the profit projection in 3 years, the Company has an option to acquire Racemind's 40% interest at a price equal to 6 times the average annual profit for the 3 years and Racemind has an option to sell its 40% interest to the Company at a price also equal to 6 times the average annual profit for the 3 years. If Racemind Hua Ding meets the profit projection in 3 years and Racemind decides to terminate the agreement, the Company may require Racemind to return all of the Company’s investment in Racemind Hua Ding.

The Joint Venture Agreement supersedes an earlier Joint Venture Agreement dated September 25, 2006 between the Company and Beijing New Element Co. Ltd. ("New Element").

At September 30, 2007 and March 31, 2008, the Company has consolidated the financial statements of Racemind Hua Ding as a 60% owned subsidiary.

Tangde Joint Venture

On June 14, 2006, the Company executed an agreement with Triumph Research Limited, a corporation organized under the laws of the British Virgin Islands ("Triumph"), Beijing Tangde International Film and Culture Co., Ltd., a company organized under the laws of the PRC ("Tangde"), and the Triumph stockholders. The agreement provided that the Company would issue 3,209,000 shares of its common stock to the Triumph stockholders in exchange for 100% of the issued and outstanding capital stock of Triumph. The agreement also provided that, prior to closing, Triumph would make a RMB5,100,000 ($727,362) capital contribution to a joint venture with Tangde (the "Tangde Joint Venture") for a 51% interest in the Tangde Joint Venture. Under an agreement between Triumph and Tangde dated April 18, 2006, the Tangde Joint Venture is to invest in film and television products, equipment leasing, agency activities, advertising and other related businesses in the media and entertainment industries.

The closing occurred on June 27, 2006 and the Triumph stockholders delivered Stock Powers conveying their equity interests in Triumph to the Company. However, since Triumph had failed to make the RMB5,100,000 ($727,362) capital contribution to the Tangde Joint Venture prior to closing, the Company exercised its option to withhold delivery of the 3,209,000 shares of common stock to the Triumph stockholders. Pursuant to a closing agreement, the Triumph stockholders agreed to pay the 5,100,000 RMB capital contribution by September 27, 2006. In the event of a continuing default, the Company has several remedies, including legal action to enforce the payment obligation created by the closing agreement, as well as an action to rescind the agreement. At March 31, 2008, Triumph has no assets other than its rights under the Tangde Joint Venture agreement.

Star King Joint Venture

On December 7, 2006, the Company executed a Joint Venture Agreement with Star King, a company organized under the laws of the PRC. The agreement provides for the formation of a joint venture (the "Star King Joint Venture") to conduct a talent agency business in the PRC. The Company is to contribute RMB600,000 ($85,572) for a 60% interest in the Star King Joint Venture, and Star King is to contribute RMB400,000 ($57,048) for a 40% interest in the Star King Joint Venture. The Company is to deliver 2,000,000 shares of its common stock to Star King or its designee(s) and Star King is to transfer all its signed agency contracts to the Star King Joint Venture. The agreement, which has a term of 20 years, also provides that the Company is to provide RMB940,000 ($134,063) initial working capital to the Star King Joint Venture and that Star King is responsible for the joint venture's daily operations. If the Star King Joint Venture generates a pretax profit of RMB8,000,000 ($1,140,960) in the first 2 years, the Company has an option to acquire Star King's 40% interest at a price equal to 6 times the average annual net profit using a combination of cash and common stock. If the joint venture generates a pretax profit of RMB8,000,000 ($1,140,960) in the first 2 years and Star King decides to terminate the cooperation, the Company is entitled to entire ownership of the Star King Joint Venture, including the Company's investment in and loans to the joint venture and all profit generated from the joint venture.

At March 31, 2008, application to the China regulatory authorities for approval of the joint venture's formation has been made but no approval has yet been received. Funding and operations have not yet commenced.

Note 7 – Fixed Assets, Net

Fixed assets, net, consists of:

	March 31,	September 30,
	2008	2007

Computer equipment	$ 45,851	$ 13,406
Furniture and fixtures	1,372	-
Total	47,223	13,406
Less: accumulated depreciation	(3,053)	(437)
Net	$ 44,170	$ 12,969

Depreciation expense charged to operations for the three-month and six-month periods ended March 31, 2008 and 2007 was $1,793 (2007: $0) and $2,487 (2007: $0), respectively.

Note 8 – Related Party Transactions

Accrued consulting fees payable to related parties consist of:

	March 31,	September 30,
	2008	2007

Consulting fee payable to:
Jake Wei (Chairman of the Board of Directors and	$ 476,749	$ 333,107
Chief Executive Officer) and affiliated companies
John Hui (Former Director and Chief Executive Officer)	166,668	166,668
Total	$ 643,417	$ 499,775

Loans payable to related parties consist of:

	March 31,	September 30,
	2008	2007

Loan payable to Jack Wei, Chairman, and affiliated companies,
non-interest bearing, due on demand	$ -	$ 281,801
Loan payable to Jian Ping Zhang, former chief executive officer,
non-interest bearing, due on demand	-	52,711
	$ -	$ 334,512

Consulting fees to related parties (included in selling, general and administrative expenses) for the three-month and six-month periods ended March 31, 2008 and 2007 totaled $75,134 (2007: $137,500) and $157,340 (2007: $262,500), respectively.

Note 9 - Stockholders' Equity

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

(b) Stock Purchase Warrants

At March 31, 2008, there are 3,200,000 Series A Warrants and 3,200,000 Series B Warrants outstanding. Each Series A Warrant entitles the holder to purchase one share of common stock of the Company at $0.50 per share and expires on December 1, 2008. Each Series B Warrant entitles the holder to purchase one share of common stock of the Company at $0.60 per share and expires on June 1, 2009.

(c) Stock Options

On July 5, 2007, the Board of Directors approved the 2007 Non-Qualified Stock Compensation Plan authorizing the Company to issue shares of common stock or grant stock options for the issuance of up to 5,000,000 shares of common stock of the Company.

At March 31, 2008, there was no outstanding stock options. No options were granted, exercised or cancelled during the six months ended March 31, 2008.

Note 10 - Commitments and Contingencies

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

Rental Agreements

Hua Ding and Racemind Hua Ding rent space in Beijing, PRC under an agreement providing for Hua Ding to pay monthly rent and services of $3,200 and for Racemind Hua Ding to pay monthly rent and services of $5,050. Rent expense for the three-month and six-month periods ended March 31, 2008 and 2007 was $22,046 (2007: $5,805) and $51,529 (2007: $7,740), respectively.

Concentrations and risks

During the six months ended March 31, 2008, 100% of the Company's revenues were derived from companies located in the PRC.

Substantially all of the Company's business operations are conducted in the PRC and governed by PRC laws and regulations. Because these laws and regulations are relatively new, the interpretation and enforcement of these laws and regulations involve uncertainties.

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

Note 11 – Business Segment Information

The Company's operations are classified into two reportable business segments: promotional and event services (which is operated by Racemind Hua Ding) and film and television production and distribution (which is operated by Hua Ding and Beijing HuaDing).

Summarized financial information for the three-month and six-month periods ended March 31, 2008 and 2007 concerning the Company's business segments is as follows:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
Revenue:
Promotional and event services	$ 903,700	$ -	$ 1,440,859	$ -
Film and television production and distribution	2,553	-	137,123	-
	$ 906,253	$ -	$ 1,577,982	$ -

Income (loss) from operations:
Promotional and event services	$ 66,500	$ -	$ 61,224	$ -
Film and television production and distribution	(55,982)	-	(41,622)	-
Corporate	(207,305)	(213,064)	(384,587)	(359,559)
	$ (196,787)	$ (213,064)	$ (364,985)	$ (359,559)

Identifiable assets:
Promotional and event services	$ 370,137	$ -	$ 370,137	$ -
Film and television production and distribution	1,621,280	90,000	1,621,280	90,000
Corporate	142,599	45,526	142,599	45,526
Total	$ 2,134,016	$ 135,526	$ 2,134,016	$ 135,526

Capital expenditures:
Promotional and event services	$ 7,210	$ -	$ 29,222	$ -
Film and television production and distribution	1,754	-	2,400	-
Total	$ 8,964	$ -	$ 31,622	$ -

Depreciation and amortization:
Promotional and event services	$ 1,656	$ -	$ 2,236	$ -
Film and television production and distribution	1,555	-	76,355	-
Total	$ 3,211	$ -	$ 78,591	$ -

In the six months ended March 31, 2008, one customer accounted for 34% of total revenues. All revenues were derived from services rendered in the PRC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

We are a start-up, Exploration Stage Corporation and have generated $906,253 from our business activities for the three months ended March 31, 2008.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2008 COMPARED TOTHE QUARTER ENDED MARCH 31, 2007

The information presented here should be read in conjunction with the Company's consolidated financial statements and related notes. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond the Company's control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the Company's discussions regarding the various factors which affect its business, included in this section and elsewhere in this report, as well as the discussions under the heading "Risk Factors."

Revenue. The Company has generated $906,253 during this reporting period, compared to zero for the same period last year. This increase was mainly attributed to the promotion and events undertaken by the Company's subsidiary Racemind HuaDing ("Racemind") and the revenue created by the film and television production and distribution activities.

Cost. The Company has incurred $1,103,040 in total costs during the quarter ended March 31, 2008, compared to the total cost of $213,064 for the quarter ended March 31, 2007. The increase is caused by the increased costs associated with Racemind's promotion and events planning activities. General and administrative expenses are increased accordingly due to more activities.

Net Loss per share. The Net Loss per share for the quarter ended March 31, 2008 is ($0.01) and ($0.01) for the quarter ended March 31, 2007.

Cash. On March 31, 2008, the Company has $268,194 in cash, compared to $8,026 on March 31, 2007. The increase is mainly caused by Racemind's promotion and events planning services as well as the film and television production and distribution activities.

Liquidity and Capital Resources.

As of the date of this quarterly report, we have generated $906,253 from promotion and events arising out of the Company's subsidiary Racemind and the revenues generated from the film and television production and distribution activities.

In December 2004, we sold1,000,000 shares of common stock through a registered public offering. This was accounted for as a sale of shares of common stock.

In January 2006, we completed our public offering and raised $101,000.

In September, 2007, we completed a private placement of securities pursuant to Regulation S under the Securities Act of 1933, as amended, for gross proceeds of $1,600,000.

As of March 31, 2008, our total assets were $2,134,016 and our total liabilities were $1,497,989.

Item 3(A). Controls and Procedures.

Evaluation of Controls.  As of the end of the period covered by this report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation ("Evaluation") was performed by our Chief Executive Officer and Chief Financial Officer. In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls.

CEO and CFO Certification.  Attached to this annual report are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d–14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d–14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d–14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared.

Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met.  Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their design and monitoring costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation. The CEO's and CFO's evaluation of our Disclosure Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to make modifications if and as necessary. Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Conclusions.  Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter or fiscal year that has materially affected, or is reasonably likely to affect, our Internal Controls.

Item 4(A) Internal Controls Over Financial Reporting

(a) The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2008.

(b) This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

(c) There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of May, 2008.

GREATER CHINA MEDIA AND ENTERTAINMENT CORP.
(the "Registrant")

BY:	/s/ Jake Wei
Jake Wei, Chairman of Board of Directors

BY:	/s/ Liu, XiaoLin
Liu, XiaoLin, Member of Board of Directors