Form 10QSB
period 2008-06-30
GREATER CHINA MEDIA & ENTERTAINMENT CORP. (formerly AGA Resources, Inc.)
filed 2008-08-19
CIK 1321366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the quarter ended June 30, 2008

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

As of August 19, 2008, the Company had 29,688,065 shares of common stock outstanding.

1.

PART I. - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Greater China Media and Entertainment Corp.

Consolidated Balance Sheets

	June 30,	September 30,
(Expressed in U.S. Dollars)	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$127,220	$81,885
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	654,669	519,250
Other receivables	128,991	111,503
Prepaid expenses	96,274	38,649

Total current assets	1,007,154	751,287

Fixed assets, net	49,426	12,969
Capitalized film and television costs, net	1,164,394	1,037,007

Total assets	$2,220,974	$1,801,263

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$669,057	$230,180
Deferred revenues	-	133,380
Accrued consulting fees payable to related parties	713,063	499,775
Loans payable to related parties	121,618	334,512

Total current liabilities and total liabilities	1,503,738	1,197,847

Minority interests	186,569	12,992

STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock: $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value;
authorized 1,000,000,000 shares,
issued and outstanding 29,688,065 and 25,300,000 shares, respectively	297	253
Additional paid-in capital	2,511,289	1,756,622
Deferred stock-based compensation	(390,000)	-
Accumulated other comprehensive income	175,626	18,416
Deficit	(1,766,545)	(1,184,867)

Total stockholders' equity	530,667	590,424

Total liabilities and stockholders' equity	$2,220,974	$1,801,263

(The accompanying notes are an integral part of these consolidated financial statements)

2.

Greater China Media and Entertainment Corp.

Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
(Expressed in U.S. Dollars)	2008	2007	2008	2007

Revenues
Promotion and events services	$1,038,528	$-	$2,479,387	$-
Film and television production and distribution	796,417	-	933,540	-
Total revenues	1,834,945	-	3,412,927	-

Costs and expenses
Costs related to promotion and event services revenues	904,783	-	2,175,306	-
Costs related to film and television production and
distribution revenues	-	-	-	-
Amortization of capitalized film and television costs	756,236	-	832,340	-
Selling, general and administrative expenses	346,125	114,953	942,465	474,870
Total operating costs and expenses	2,007,144	114,953	3,950,111	474,870
Loss from operations	(172,199)	(114,953)	(537,184)	(474,870)

Interest income	1,107	59	2,152	417
Minority interests	(23,206)	-	(46,646)	-
Loss before income taxes	(194,298)	(114,894)	(581,678)	(474,453)
Income taxes	-	-	-	-
Net Loss	$(194,298)	$(114,894)	$(581,678)	$(474,453)

Net loss per share
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Number of common shares used to
compute loss per share
Basic and diluted	29,688,065	20,134,066	29,068,715	20,111,355

(The accompanying notes are an integral part of these consolidated financial statements)

3.

Greater China Media and Entertainment Corp.

Consolidated Statement of Stockholders' Equity
For the nine months ended June 30, 2008
(Unaudited)

				Deferred		Accumulated other	Total
	Common Stock		Additional	stock-based		comprehensive	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	compensation	Deficit	income	Equity

Balance, September 30, 2007	25,300,000	$ 253	$ 1,756,622	$ -	$ (1,184,867)	$ 18,416	$ 590,424

Issuance of common stock pursuant to
Consultancy Services Agreement	3,900,000	39	701,961	(702,000)	-	-	-

Amortization of deferred stock-based
compensation relating to the Consultancy
Services Agreement	-	-	-	312,000	-	-	312,000

Issuance of common stock for loan
repayment at $0.108 per unit	488,065	5	52,706	-	-	-	52,711

Foreign translation adjustment	-	-	-	-	-	157,210	157,210

Net loss for the nine months
ended June 30, 2008	-	-	-	-	(581,678)	-	(581,678)

Balance, June 30, 2008	29,688,065	$ 297	$ 2,511,289	$ (390,000)	$ (1,766,545)	$ 175,626	$ 530,667

(The accompanying notes are an integral part of these consolidated financial statements)

 4.

Greater China Media and Entertainment Corp.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	June 30,
(Expressed in U.S. Dollars)	2008	2007

Cash flows from (used in) operating activities
Net loss	$(581,678)	$(474,453)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Depreciation of fixed assets	4,912	-
Amortization of capitalized film and television costs	832,340	-
Stock-based compensation	312,000	-
Minority interests	46,646	-
Changes in operating assets and liabilities:
Accounts receivable	(135,419)	-
Other receivables	(17,488)	-
Prepaid expenses	(57,625)	(37,115)
Other assets	-	(4,390)
Accounts payable and accrued liabilities	438,877	117,621
Deferred revenues	(133,380)	-
Accrued consulting fees payable to related parties	213,288	312,505
Net cash provided by (used for) operating activities	922,473	(85,832)

Cash flows used in investing activities
Capitalized film and television costs	(901,600)	(837,850)
Investment in and advances to joint ventures	-	(53,730)
Acquisition of fixed assets	(38,567)	-
Net cash used for investing activities	(940,167)	(891,580)

Cash flows from (used in) financing activities
Increase (decrease) in loans payable to related parties	(212,894)	187,887
Proceeds from sales of common stock, net	-	1,472,500
Net cash provided by (used for) financing activities	(212,894)	1,660,387

Effect of foreign exchange rate changes on cash	275,923	(1,287)

Increase (decrease) in cash	45,335	681,688

Cash, beginning of period	81,885	25,631
Cash, end of period	$127,220	$707,319

Supplemental disclosures of cash flow information:
Interest paid	$591	$-
Income tax paid	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued pursuant to consulting agreement	$702,000	$-
Common stock issued for loan repayment	$52,711	$-

(The accompanying notes are an integral part of these consolidated financial statements)

5.

GREATER CHINA MEDIA AND ENTERTAINMENT CORP.
Notes to Consolidated Financial Statements
June 30, 2008
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

Note 2 - Presentation of Interim Financial Statements

The unaudited financial statements as of June 30, 2008 and for the three and nine months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows for the periods ended June 30, 2008 and 2007. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the nine months ended June 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending September 30, 2008. The balance sheet at September 30, 2007 has been derived from the audited financial statements at that date.

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

6.

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

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator - net loss available to
common stockholders	$ (194,298)	$ (114,894)	$ (581,678)	$ (474,453)

Denominator - weighted average number
of common shares outstanding	29,688,065	20,134,066	29,068,715	20,111,355

Basic and diluted loss per common share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

Note 5 - Capitalized Film and Television Costs

Capitalized film and television costs consist of:

	June 30,	September 30,
	2008	2007

"Rich Dad, Poor Dad" television series	$ 729,450	$ 666,884
"Tough Guy" theatrical film	404,845	370,123
"Rose Throne" television series	845,578	-
"Cherry Love" television series	56,022	-
Total	2,035,895	1,037,007
Less: accumulated amortization	(871,501)	-
Capitalized film and television costs, net	$ 1,164,394	$ 1,037,007

Based on management's total gross revenue estimates as of June 30, 2008, approximately 100% of the $1,164,394 unamortized capitalized film and television costs at June 30, 2008 are expected to be amortized during the three years ending June 30, 2011. Approximately $262,794 is expected to be amortized in the remainder of the year ending September 30, 2008.

"Rich Dad, Poor Dad" Television Series

On May 18, 2007, the Company, through Hua Ding, entered into a joint production agreement with Beijing Hua Yi Union Cultural Media Investment Company Limited ("Hua Yi") for the production of the TV series, "Rich Dad, Poor Dad". The total production costs were estimated at RMB15,000,000 ($2,188,350). The Company contributed RMB5,000,000 ($729,450) while Hua Yi was to contribute RMB10,000,000 ($1,458,900). In December 2007, Hua Ding reached an agreement with Hua Yi whereby Hua Yi purchased Hua Ding's interest in the television series for a total of RMB5,700,000 ($794,206). RMB3,400,000 ($484,908) was collected on December 28, 2007 and RMB 2,300,000 ($309,298) was collected in June 2008. In the three months ended June 30, 2008, the Company recognized the $794,206 revenue and amortized the entire $729,450 of capitalized costs.

"Tough Guy" Theatrical Film

On June 25, 2007, GCME entered into a Cooperation Agreement with Mega Vision Productions Limited, a Hong Kong Corporation ("Mega"), with respect to the production and distribution of the movie "Tough Guy". The total investment for the movie was estimated at RMB7,500,000 ($1,094,175) and each party was to pay 50% of the total investment. The Company can distribute the movie in Mainland China, excluding Hong Kong, Taiwan and Macau, and Mega can distribute the movie everywhere else.

On July 17, 2007, Hua Ding executed an agreement with Beijing Hua Yi Hao Ge ("Hao Ge") to sell the Mainland China television distribution rights of "Tough Guy" for RMB1,000,000 ($139,334). Under the agreement, Hua Ding is entitled to 30% of advertising revenue collected by Hao Ge from such television distribution. The film was completed and delivered to Hao Ge in December 2007 and the Company recognized the $139,334 collected from Hao Ge as revenues in the three months ended December 31, 2007.

At June 30, 2008, the Company has paid RMB2,775,000 ($404,845) of its RMB3,750,000 ($547,088) commitment. The Company is presently seeking a distributor to assist it in distributing the movie in Mainland China.

“Rose Throne” Television Series

On March 20, 2008, the Company, through Beijing Hua Ding, entered into a production agreement with Beijing Jin Ying Cultural Media Company Limited ("Jin Ying") for the production of the TV series, "Rose Throne". The total production costs were estimated at RMB8,280,000 ($1,207,969) and will be borne by the Company. Any cash receipts from the sponsors will be distributed as follows: 80% to the introducing party and the remaining 20% to the other party. Production of the “Rose Throne” television series is expected to be completed in September 2008.

“Cherry Love” Television Series

On June 3, 2008, the Company, through Beijing Hua Ding, entered into a joint production agreement with Kingjoy Vision Media Company Limited ("Kingjoy") for the production of the TV series, "Cherry Love". The total production costs were estimated at RMB26,000,000 ($3,793,140). The Company has to contribute RMB13,000,000 ($1,896,570) while Kingjoy has to contribute RMB13,000,000 ($1,896,570). The Company has the corresponding distribution right within China while Kingjoy has the distribution right outside China. Any revenue from the advertising activities with the sponsors will be distributed as follows: 65% to the introducing party and the remaining 35% to the other party. Shooting of the “Cherry Love” television series is scheduled to commence in September 2009.

7.

Note 6 - Joint Venture Agreements

Racemind Hua Ding Joint Venture

On December 6, 2006, GCME executed a Joint Venture Agreement with Beijing Racemind Times Marketing Consultants Limited ("Racemind"), a company organized under the laws of the PRC. The agreement provided for the formation of a joint venture, Beijing Racemind Hua Ding International Marketing Consultants Limited ("Racemind Hua Ding"), to conduct a marketing and promotion business in China. The Company contributed RMB300,000 ($41,000) for a 60% interest in Racemind Hua Ding and Racemind contributed RMB200,000 ($26,616) for a 40% interest in Racemind Hua Ding. The Company also issued 2,000,000 shares of its common stock to the shareholder of Racemind (the $121,000 estimated fair value of these shares at the date of issuance was included in selling, general and administrative expenses in the consolidated statement of operations for the year ended September 30, 2007) and Racemind transferred all its signed marketing and promotion commercial contracts to Racemind Hua Ding. The agreement, which has a term of 30 years, also provides that the Company is to provide the required working capital to Racemind Hua Ding and that Racemind is responsible for the joint venture's daily operations. If Racemind Hua Ding meets the profit projection in 3 years, the Company has an option to acquire Racemind's 40% interest at a price equal to 6 times the average annual profit for the 3 years and Racemind has an option to sell its 40% interest to the Company at a price also equal to 6 times the average annual profit for the 3 years. If Racemind Hua Ding meets the profit projection in 3 years and Racemind decides to terminate the agreement, the Company may require Racemind to return all of the Company’s investment in Racemind Hua Ding.

The Joint Venture Agreement supersedes an earlier Joint Venture Agreement dated September 25, 2006 between the Company and Beijing New Element Co. Ltd. ("New Element").

At September 30, 2007 and June 30, 2008, the Company has consolidated the financial statements of Racemind Hua Ding as a 60% owned subsidiary.

Tangde Joint Venture

On June 14, 2006, the Company executed an agreement with Triumph Research Limited, a corporation organized under the laws of the British Virgin Islands ("Triumph"), Beijing Tangde International Film and Culture Co., Ltd., a company organized under the laws of the PRC ("Tangde"), and the Triumph stockholders. The agreement provided that the Company would issue 3,209,000 shares of its common stock to the Triumph stockholders in exchange for 100% of the issued and outstanding capital stock of Triumph. The agreement also provided that, prior to closing, Triumph would make a RMB5,100,000 ($744,039) capital contribution to a joint venture with Tangde (the "Tangde Joint Venture") for a 51% interest in the Tangde Joint Venture. Under an agreement between Triumph and Tangde dated April 18, 2006, the Tangde Joint Venture is to invest in film and television products, equipment leasing, agency activities, advertising and other related businesses in the media and entertainment industries.

The closing occurred on June 27, 2006 and the Triumph stockholders delivered Stock Powers conveying their equity interests in Triumph to the Company. However, since Triumph had failed to make the RMB5,100,000 ($744,039) capital contribution to the Tangde Joint Venture prior to closing, the Company exercised its option to withhold delivery of the 3,209,000 shares of common stock to the Triumph stockholders. Pursuant to a closing agreement, the Triumph stockholders agreed to pay the RMB5,100,000 ($744,039) capital contribution by September 27, 2006. In the event of a continuing default, the Company has several remedies, including legal action to enforce the payment obligation created by the closing agreement, as well as an action to rescind the agreement. At June 30, 2008, Triumph has no assets other than its rights under the Tangde Joint Venture agreement.

Star King Joint Venture

On December 7, 2006, the Company executed a Joint Venture Agreement with Star King, a company organized under the laws of the PRC. The agreement provides for the formation of a joint venture (the "Star King Joint Venture") to conduct a talent agency business in the PRC. The Company is to contribute RMB600,000 ($87,534) for a 60% interest in the Star King Joint Venture, and Star King is to contribute RMB400,000 ($58,356) for a 40% interest in the Star King Joint Venture. The Company is to deliver 2,000,000 shares of its common stock to Star King or its designee(s) and Star King is to transfer all its signed agency contracts to the Star King Joint Venture. The agreement, which has a term of 20 years, also provides that the Company is to provide RMB940,000 ($137,137) initial working capital to the Star King Joint Venture and that Star King is responsible for the joint venture's daily operations. If the Star King Joint Venture generates a pretax profit of RMB8,000,000 ($1,167,120) in the first 2 years, the Company has an option to acquire Star King's 40% interest at a price equal to 6 times the average annual net profit using a combination of cash and common stock. If the joint venture generates a pretax profit of RMB8,000,000 ($1,167,120) in the first 2 years and Star King decides to terminate the cooperation, the Company is entitled to entire ownership of the Star King Joint Venture, including the Company's investment in and loans to the joint venture and all profit generated from the joint venture.

PRC regulatory approval of the joint venture has not been received. Accordingly, funding and operations never commenced. The Company and Star King are considering the termination of the joint venture agreement.

8.

Note 7 – Fixed Assets, Net

Fixed assets, net, consists of:

	June 30,	September 30,
	2008	2007

Computer equipment	$ 52,162	$ 13,406
Furniture and fixtures	2,884	-
Total	55,046	13,406
Less: accumulated depreciation	(5,620)	(437)
Net	$ 49,426	$ 12,969

Depreciation expense charged to operations for the three-month and nine-month periods ended June 30, 2008 and 2007 was $2,425 (2007: $0) and $4,912 (2007: $0), respectively.

Note 8 – Related Party Transactions

Accrued consulting fees payable to related parties consist of:

	June 30,	September 30,
	2008	2007

Consulting fee payable to:
Jake Wei (Chairman of the Board of Directors and
Chief Executive Officer) and affiliated companies	$ 546,395	$ 333,107
John Hui (Former Director and Chief Executive Officer)	166,668	166,668
Total	$ 713,063	$ 499,775

Loans payable to related parties consist of:

	June 30,	September 30,
	2008	2007

Loan payable to Jack Wei, Chairman, and affiliated companies,
non-interest bearing, due on demand	$ 121,618	$ 281,801
Loan payable to Jian Ping Zhang, former chief executive officer,
non-interest bearing, due on demand	-	52,711
	$ 121,618	$ 334,512

Consulting fees to related parties (included in selling, general and administrative expenses) for the three-month and nine-month periods ended June 30, 2008 and 2007 totaled $69,160 (2007: $81,688) and $214,000 (2007: $356,688), respectively.

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

(b) Stock Purchase Warrants

At June 30, 2008, there are 3,200,000 Series A Warrants and 3,200,000 Series B Warrants outstanding. Each Series A Warrant entitles the holder to purchase one share of common stock of the Company at $0.50 per share and expires on December 1, 2008. Each Series B Warrant entitles the holder to purchase one share of common stock of the Company at $0.60 per share and expires on June 1, 2009.

(c) Stock Options

On July 5, 2007, the Board of Directors approved the 2007 Non-Qualified Stock Compensation Plan authorizing the Company to issue shares of common stock or grant stock options for the issuance of up to 5,000,000 shares of common stock of the Company.

At June 30, 2008, there was no outstanding stock options. No options were granted, exercised or cancelled during the nine months ended June 30, 2008.

 9.

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

Rental Agreements

Hua Ding and Racemind Hua Ding rent space in Beijing, PRC under an agreement providing for Hua Ding to pay monthly rent and services of $3,200 and for Racemind Hua Ding to pay monthly rent and services of $5,050. Rent expense for the three-month and nine-month periods ended June 30, 2008 and 2007 was $22,046 (2007: $5,805) and $51,529 (2007: $7,740), respectively.

Concentrations and risks

During the nine months ended June 30, 2008, 100% of the Company's revenues were derived from companies located in the PRC.

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

Summarized financial information for the three-month and nine-month periods ended June 30, 2008 and 2007 concerning the Company's business segments is as follows:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Revenues:
Promotional and event services	$ 1,038,528	$ -	$ 2,479,387	$ -
Film and television production and distribution	796,417	-	933,540	-
	$ 1,834,945	$ -	$ 3,412,927	$ -

Income (loss) from operations:
Promotional and event services	$ 88,489	$ -	$ 149,713	$ -
Film and television production and distribution	(61,411)	(13)	(103,033)	(13)
Corporate	(199,277)	(114,940)	(583,864)	(474,857)
	$ (172,199)	$ (114,953)	$ (537,184)	$ (474,870)

Identifiable assets:
Promotional and event services	$ 868,101	$ -	$ 868,101	$ -
Film and television production and distribution	1,341,583	1,498,759	1,341,583	1,498,759
Corporate	11,290	171,645	11,290	171,645
Total	$ 2,220,974	$ 1,670,404	$ 2,220,974	$ 1,670,404

Capital expenditures:
Promotional and event services	$ 6,301	$ -	$ 35,523	$ -
Film and television production and distribution	645	-	3,044	-
Total	$ 6,946	$ -	$ 38,567	$ -

Depreciation and amortization:
Promotional and event services	$ 2,184	$ -	$ 4,420	$ -
Film and television production and distribution	756,477	-	832,832	-
Total	$ 758,661	$ -	$ 837,252	$ -

In the nine months ended June 30, 2008, 3 customers accounted for 58% of total revenues. All revenues were derived from services rendered in the PRC.

10.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

We are a start-up, Exploration Stage Corporation and have generated $1,834,945 from our business activities for the three months ended June 30, 2008.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2007

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

Revenue. The Company has generated $1,834,945 and $3,412,927 for the three months and nine months ended June 30, 2008, compared to zero and zero for the same periods last year. These increases were mainly attributed to the promotion and events undertaken by the Company's subsidiary Racemind HuaDing ("Racemind") and the revenue created by the film and television production and distribution activities.

Cost. The Company has incurred $2,007,144 and $3,950,111 in total costs during the three months and nine months ended June 30, 2008, compared to $114,953 and $474,870 for the same periods ended June 30, 2007. The increases were caused by the increased costs associated with Racemind's promotion and events planning activities as well as the amortization of capitalized film and television costs. General and administrative expenses increased accordingly due to more activities.

Net Loss per share. The Net Loss per share for the three months and nine months ended June 30, 2008 are ($0.01) and ($0.01) compared to ($0.02) and ($0.02) for the same periods ended June 30, 2007.

Cash. The Company has $127,220 in cash as of June 30, 2008, compared to $81,885 on September 30, 2007. The increase was mainly attributed to Racemind's promotion and events planning services as well as the film and television production and distribution activities.

Liquidity and Capital Resources.

As of June 30, 2008, we had $127,220 in cash.

For the nine months ended June 30, 2008 and June 30, 2007:

net cash provided by and used for operating activities was $922,473 and $85,832,

net cash used for investing activities was $940,167 and $891,580 respectively.

net cash used for and provided by financing activities was $212,894 and $1,660,387

As of June 30, 2008, our total assets were $2,220,974 and our total liabilities were $1,503,738.

11.

Item 3. Controls and Procedures.

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

CEO and CFO Certification.  Attached to this quarterly report are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d–14(a) Certifications"). This section of the quarterly report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d–14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d–14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared.

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

Conclusions.  Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter or fiscal year that has materially affected, or is reasonably likely to affect, our Internal Controls.

Item 3A(T) Internal Controls Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

 14.

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

15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of August, 2008.

GREATER CHINA MEDIA AND ENTERTAINMENT CORP.
(the "Registrant")

BY:	/s/ Jake Wei
Jake Wei Chairman of Board of Directors

BY:	/s/ Liu, XiaoLin
Liu, XiaoLin Member of Board of Directors

 16.