Form 10-K
period 2008-09-30
GREATER CHINA MEDIA & ENTERTAINMENT CORP. (formerly AGA Resources, Inc.)
filed 2009-01-13
CIK 1321366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934,

For the year ended September 30, 2008

Commission File Number 000-51781

GREATER CHINA MEDIA AND ENTERTAINMENT CORP.

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

Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES [ ] NO [X]

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES [ ] NO [X]

Indicate by check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer[ ]	Smaller Reporting Company [X ]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 23, 2008: $96,486.21.

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 23: 29,688,065.

TABLE OF CONTENTS

PART I

Item 1. Business

Highlights

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

In March 2007, the Company formed a wholly owned subsidiary, Beijing Hua Ding Century Media Investment Consultants Limited ("Hua Ding"), a limited liability company formed under the laws of the PRC. Hua Ding produces and distributes film and television.

In May 2007 (see note 6), GCME and a third party located in PRC formed a PRC joint venture Beijing Racemind Hua Ding International Marketing Consultants Limited ("Racemind Hua Ding"). Racemind Hua Ding, which is owned 60% by GCME, provides promotional and event services to customers in the PRC.

In March 2008, the Company acquired a 70% interest in Beijing HuaDing Century International Cultural Limited Corp. ("Beijing HuaDing"), a company incorporated under the laws of the PRC, which engages in the production and distribution of film and television properties. The Chairman of the Company, Mr. Jake Wei, holds the interest in Beijing HuaDing in trust for the benefit of the Company.

The accompanying consolidated financial statements include the accounts of GCME, Hua Ding, Racemind Hua Ding and Beijing HuaDing (collectively, the "Company").

Background

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

Joint Ventures

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

On December 7, 2006, the Company and Beijing Star King Talent Agency Ltd. Co., a company organized and operating under the laws of the People's Republic of China (“Star Agency”), entered into a Joint Venture Agreement (the” Agreement”) for a term of twenty years in Beijing, China. The purpose of the Agreement is to jointly conduct a talent agency business in the People's Republic of China.

In March 2007, the Company set up its wholly owned subsidiary in China: Beijing HuaDing Century Media Investment Consultants Ltd. (“HuaDing”). HuaDing was approved by the Beijing Administration for Industry in April, 2007.  HuaDing is the subsidiary through which the Company, among other things, engages in its film and television production activities in China, signing several agreements to produce movie and television series. This Joint Venture Agreement supersedes the earlier Joint Venture Agreement dated December 7, 2006 between the Company and Beijing Star King Talent Agency Ltd. Co. (Star King).  Accordingly, the Joint Venture Agreement with Star King was terminated without liability to either party.

Racemind HuaDing was approved by the Beijing Administration for Industry in May 2007. Registered capital contribution from both parties has been completed and Racemind HuaDing is in operation. Racemind has transferred all its existing contracts to Racemind HuaDing. The Company, through its wholly owned subsidiary, HuaDing, owns 60% of Racemind HuaDing.

Racemind HuaDing has been appointed as an approved public relations vendor and organized numerous events for Microsoft China and Siemens in 2007.

Racemind HuaDing has also successfully conducted many marketing and promoting events and campaigns for its clients such as Simens, Canon, Johnson & Johnson, and Reuters and Cisco etc.

Products and Services

The Company focuses on the media and entertainment industry in China. They provide services related to talent agency, sales and advertising, film and television products, promotion, audio-visual distribution etc. The Company either develops these products and services by itself or partnered with other professional companies in a Joint Venture to carry on these services.

"Tough Guy" Theatrical Film

On June 25, 2007, GCME entered into a Cooperation Agreement with Mega Vision Productions Limited, a Hong Kong Corporation ("Mega"), with respect to the production and distribution of the movie "Tough Guy". The total investment for the movie was estimated at RMB7,500,000 ($1,095,375) and each party was to pay 50% of the total investment. The Company can distribute the movie in Mainland China, excluding Hong Kong, Taiwan and Macau, and Mega can distribute the movie everywhere else.

On July 17, 2007, Hua Ding executed an agreement with Beijing Hua Yi Hao Ge ("Hao Ge") to sell the Mainland China television distribution rights of "Tough Guy" for RMB1,000,000 ($139,334). Under the agreement, Hua Ding was entitled to 30% of advertising revenue collected by Hao Ge from such television distribution. The film was completed and delivered to Hao Ge in December 2007 and the Company recognized the $139,334 collected from Hao Ge as revenues in the three months ended December 31, 2007.

On July 10, 2008, Hua Ding executed an agreement with Beijing CiWen Film and Productions Ltd. (“CiWen”) to transfer its remaining interest in “Tough Guy” to CiWen for RMB 1,850,000 ($270,193). The sale closed in December 2008.

“Rose Throne” Television Series

On March 20, 2008, the Company, through Beijing Hua Ding, entered into a production agreement with Beijing Jin Ying Cultural Media Company Limited ("Jin Ying") for the production of the TV series, "Rose Throne". The total production costs were estimated at RMB8,280,000 ($1,209,294) and will be borne by the Company. Any cash receipts from the sponsors will be distributed as follows: 80% to the introducing party and the remaining 20% to the other party. Production of the “Rose Throne” television series was substantially completed at September 30, 2008.

In July 2008, the Company entered into three broadcasting agreements with three local Chinese TV stations to broadcast the TV series in the Provinces of Guangxi, Inner Mongolia and Shandong, China for two years. The agreements provide for payments to the Company totaling RMB780,960 ($114,059). In November and December 2008, the Company collected RMB 590,400 ($86,228) from one of these TV stations.

“Cherry Love” Television Series

On June 3, 2008, the Company, through Beijing Hua Ding, entered into a joint production agreement with Kingjoy Vision Media Company Limited ("Kingjoy") for the production of the TV series, "Cherry Love". The total production costs were estimated at RMB26,000,000 ($3,797,300). The Company is to contribute RMB13,000,000 ($1,898,650) while Kingjoy is to contribute RMB13,000,000 ($1,898,650). The Company has the corresponding distribution rights within China while Kingjoy has the distribution rights outside China. Any revenue from the advertising activities with the sponsors will be distributed as follows: 65% to the introducing party and the remaining 35% to the other party. Shooting of the “Cherry Love” television series is scheduled to commence in September 2009.

Competition

Most Americans see China as the manufacturing center of the world. But China has another sector that is one of the world's fastest-growing industries: entertainment. Since 2002, the Chinese film industry's total box office revenue has increased by 40% annually.

China is currently in a golden era for film and TV production as a result of improved quality, expanded investment, new technologies from abroad, some high-profile commercial successes, increased cooperation with international peers, and favorable economics.

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

Regulatory Matters

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

Parent:
Greater China Media and Entertainment Corp., a Nevada corporation.

Subsidiaries:

-Beijing HuaDing Century Media Investment Consultants Ltd. (100% owned);

-Beijing Racemind Hua Ding International Marketing Consultants Ltd, joint ventured with Beijing Racemind Times Marketing Consultants Limited (60% owned);

 Executive Officer of the Registrant

Our directors serve until their successors are elected and qualified. Our officers are elected by the board of directors to a term of two (2) years and serve until their successor is duly elected and qualified, or until an officer is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Jake Wei, ChaoYang Qu, AnXiangBeiLi, ChuangYeDaSha B 1206, Beijing, China	39	President, principal executive officer, and a member of the board of directors.

Liu, XiaoLin Jianguomenwai Road, Beijing, China	45	Principal accounting officer, and a member of the board of directors.

Yi Wang 10-A Tongyongguoji Center, Beijing, China	46	A member of the board of directors.

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

Employees

At present, we have no employees, other than our officers. The employee staffs of our joint venture companies equals approximately 35, although they are not on our payroll and their compensation is paid by the Joint Venture Companies. Our officers are part-time employees. Accordingly we have two total employees, no full-time employees and two part-time employees. Our officers have signed employment agreements with us. We presently do not have pension, health, annuity, insurance or profit sharing plans; however, we may adopt such plans in the future. There are presently no personal benefits available to our officers and directors. Mr. Liu and Wei will handle our administrative duties.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. The following are among some of the risks.

Risks Related to Our Business Plan

We have lack of funding to finance all our projected projects and joint ventures in China. In the event that we are unable to raise the necessary debt or equity financing, we may be forced to cease operations.

We have approximately $36,267 of cash on our balance sheet as of September 30, 2008. Our lack of funding, whether through debt or equity capital, makes it unlikely that we will be able to meet our commitments or continue in business.

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

The Company is authorized to issue up to 100,000,000 shares of common stock. To the extent of such authorization, the Company's Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby. The Company is also authorized to issue up to 100,000,000 shares of preferred stock. In addition the Board of Directors could designate additional classes and series of preferred stock without stockholder approval, and could create additional securities which would have dividend and liquidation preferences over the common stock offered hereby. Preferred stockholders could adversely affect the rights of holders of common stock by:

-	exercising voting, redemption and conversion rights to the detriment of the holders of common stock;
-	receiving preferences over the holders of common stock regarding or surplus funds in the event of its dissolution or liquidation;

-	delaying, deferring or preventing a change in control of the Company; and
-	discouraging bids for its common stock.

The market price of the Company's stock may be adversely affected by market volatility.

The market price of the Company's common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

-	announcements of contracts or innovations by the Company or its competitors;
-	announcements of new entertainment products or new contracts by the Company or its competitors;

-	actual or anticipated variations in its operating results due to the level of expenses and other factors;
-	changes in financial estimates by securities analysts and whether its earnings meet or exceed such estimates;

-	new accounting standards;
-	general economic, political and market conditions and other factors; and

-	The lack of depth and liquidity of the market for our common stock; and

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

Item 1B. Unresolved SEC Staff Comments

We have not received any comments from the staff of the SEC regarding our periodic or current reports that remain unresolved.

Item 2. Properties

The Company currently maintains a leased office as its headquarters in Beijing of approximately 5000 square feet at 10th Floor, Building A,TongYongGuoJi Center, No.3 Jianguomenwai Road, Chaoyang District, Beijing, China 100101. The term of the lease is month to month at a monthly rental plus other expenses from a non-affiliated landlord of approximately RMB 100,000 ($14,605).

(a) Real Estate: None
(b) Equipment, library, and furniture at September 30, 2008: $47,194.

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

Item 4. Submission of Matters to A Vote of Security Holders

None.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Sales and Purchases of Equity Securities

(a) The Company's common stock is traded on the Over-the-Counter Bulletin Board maintained by the NASD under the trading symbol “GCME.OB”. The following table sets forth high and low bid prices of the common stock for year ended September 30, 2008 as follows:

	Bid (U.S.$)
2008	High	Low
First Quarter	0.22	0.15
Second Quarter	0.13	0.08
Third Quarter	0.03	0.01
Fourth Quarter	0.01	0.01

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

Holders
As of September 30, 2008, the Company had approximately 20 shareholders of record of the common stock. Over 1,000 shareholders held stock in street name.

Dividends
No dividends on outstanding common stock have ever been paid. The Company presently has no plans regarding payment of dividends in the foreseeable future.

Item 6. Selected Financial Data

Financial Highlights

	2008	2007	2006	2005
Revenue	$3,050,994	$671,225	$-	$-
Operating income (loss)	(1,007,644)	(957,591)	(207,829)	(33,682)
Net income (loss)	(1,008,243)	(943,356)	(207,829)	(33,682)
Diluted earnings (loss) per share	(0.03)	(0.04)	(0.01)	(0.03)
Cash dividends declared per share	N/A	N/A	N/A	N/A
Cash	36,267	81,885	25,631	45,442
Total assets	2,342,216	1,801,263	55,631	45,442
Long-term obligations	N/A	N/A	N/A	N/A
Stockholders' equity (deficiency)	213,856	590,424	(125,636)	(25,557)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

As more fully described in Item 1Business of Part I, the Company has focused on the media and entertainment industry in China.

Results of Operations

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

The Company's operations are classified into two reportable business segments: promotional and event services (which are operated by Racemind Hua Ding) and film and television production and distribution (which are operated by Hua Ding and Beijing HuaDing).

Summarized financial information for the year ended September 30, 2008 and 2007 concerning the Company's business segments is as follows:

	Year ended
	September 30,
(Expressed in U.S. Dollars)	2008	2007

Revenues
Promotional and event services	$3,050,994	$671,225
Film and television production and distribution	944,968	-
Total revenues	3,995,962	671,225
Costs and expenses
Costs related to promotional and event services revenues	2,770,204	671,011
Costs related to film and television production and
distribution revenues	-	-
Amortization of capitalized film and television costs	958,954	90,000
Selling, general and administrative expenses	1,274,448	867,805
Total costs and expenses	5,003,606	1,628,816
Loss from operations	(1,007,644)	(957,591)
Interest income	2,516	923
Minority interests	(3,115)	13,312
Loss before income taxes	(1,008,243)	(943,356)
Income taxes	-	-
Net Loss	$(1,008,243)	$(943,356)
Net loss per share
Basic and diluted	$(0.03)	$(0.04)

Revenue: The Company has generated revenue of $3,995,962 during this reporting period, an increase of $3,324,737 compared to the previous year attributable to increased film and movie production and distribution.

Cost and expenses: Our cost and expenses increased by $3,374,790 reflecting increased costs associated with public relations and film, TV productions as well as general expenses.

Loss from operations: Loss from operations increased by $50,053 due to increase in revenue.

Loss before income taxes: An increase of $64,887 in loss before income taxes was attributable to increased interest income and revenue.

Net loss: Net losses are the same as “Loss before income taxes”.

Net loss per share: Net loss per share for 2008 is less than 2007 as a result of an increase in net loss and increase in number of shares used to compute loss per share. The number of shares used to compute loss per share for 2008 and 2007 were 29,224,398 and 22,050,959 respectively.

Liquidity and Capital Resources

	Year ended
	September 30,
(Expressed in U.S. Dollars)	2008	2007

Cash flows provided by (used in)
operating activities	$1,367,969	$(619,865)
investing activities	(1,431,853)	(1,140,413)
financing activities	(68,116)	1,798,417
Effect of foreign exchange rate changes on cash	86,382	18,115
Increase (decrease) in cash	(45,618)	56,254

Operating activities: Net cash flows from operating activities, which included the public relations services and film production and distribution, represented our primary source of funds for the growth of our business during this reported period. As of September 30, 2008, the net cash provided by operating activities was $1,367,969, compared to $619,865 used in operating activities prior year.

Investing activities: Net cash used in investing activities, consisting of capitalized film and television costs and acquisition of equipment, were $1,431,853 for the year ended September 30, 2008 and $1,140,413 for the year ended September 30, 2007.

Financing activities: Net cash used in financing activities was $68,116 for the year ended September 30, 2008. The net cash provided was $1,798,417 for the year ended September 30, 2008. The difference was caused by decrease in loan payable to related parties, decrease in proceeds from sales of common stock and decrease in minority interests.

The Company also incurred non-cash investing and financing activities included issuance of common stocks pursuant to consulting agreement and for loan repayment. A summary of non-cash investing and financing activities is as follows:

	Year ended September 30
	2008	2007

Non-cash Investing and Financing Activities:
Common stock issued pursuant to consulting agreement	$702,000	$-
Common stock issued for loan repayment	$52,711	$-

Off-Balance Sheet Arrangements

We do not have any obligations that meet the definition of an off-balance-sheet arrangement that have or are reasonably likely to have a material effect on our financial statements, which has not been consolidated.

Contractual Obligations and Contingent Liabilities and Commitments

These commitments are discussed in detail in Note 9 to the consolidated financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (FSP FAS 157-1), which excludes SFAS No. 13, “Accounting for Leases” and certain other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2), which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is required to adopt SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on October 1, 2009, the beginning of its fiscal year 2009/10.  The Company does not expect the application of SFAS No. 157 to have a material effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately and will apply to the Company upon adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to FASB No. 115” (SFAS 159). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply more complex hedge accounting provisions.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect to elect the fair value option for any of its financial assets or financial liabilities; therefore, this statement is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”.   EITF 03-06-1 is not expected to have any impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt SFAS 160 on October 1, 2009, the beginning of its fiscal year 2009/10.  The Company does not expect the application of SFAS No. 160 to have a material adverse effect on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company must adopt SFAS 141R on October 1, 2009, the beginning of its fiscal year 2009/10.  The Company does not expect the application of SFAS 141R to have a material effect on the consolidated financial statements

Application of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In recording transactions and balances resulting from business operations, the Company uses estimates based on the best information available for such items as depreciable lives. The Company revises the recorded estimates when better information is available, facts change or actual amounts can be determined. These revisions can affect operating results.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Greater China Media and Entertainment Corp.

I have audited the accompanying consolidated balance sheets of Greater China Media and Entertainment Corp. and subsidiaries (the “Company”), as of September 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greater China Media and Entertainment Corp. and subsidiaries as of September 30, 2008 and 2007 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York
January  12, 2009

Greater China Media and Entertainment Corp.
Consolidated Balance Sheets

	September 30,
(Expressed in U.S. Dollars)	2008	2007

ASSETS
Current assets
Cash	$36,267	$81,885
Accounts receivable, net of allowance for doubtful accounts
of $0 and $0, respectively	257,662	519,250
Other receivables	8	111,503
Prepaid expenses	416,677	38,649

Total current assets	710,614	751,287

Fixed assets, net	47,194	12,969
Capitalized film and television costs, net	1,584,408	1,037,007

Total assets	$2,342,216	$1,801,263

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$771,935	$230,180
Deposit received from customer	292,100	-
Deferred revenues	-	133,380
Accrued consulting fees payable to related parties	781,822	499,775
Loans payable to related parties	139,465	334,512

Total current liabilities and total liabilities	1,985,322	1,197,847

Minority interests	143,038	12,992

STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock: $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value;
authorized 1,000,000,000 shares,
issued and outstanding 29,688,065 and 25,300,000 shares, respectively	297	253
Additional paid-in capital	2,511,289	1,756,622
Deferred stock-based compensation	(273,000)	-
Accumulated other comprehensive income	168,380	18,416
Deficit	(2,193,110)	(1,184,867)

Total stockholders' equity	213,856	590,424

Total liabilities and stockholders' equity	$2,342,216	$1,801,263

(The accompanying notes are an integral part of these consolidated financial statements)

Greater China Media and Entertainment Corp.
Consolidated Statements of Operations

	Year ended
	September 30,
(Expressed in U.S. Dollars)	2008	2007

Revenues
Promotional and event services	$3,050,994	$671,225
Film and television production and distribution	944,968	-
Total revenues	3,995,962	671,225

Costs and expenses
Costs related to promotional and event services revenues	2,770,204	671,011
Costs related to film and television production and
distribution revenues	-	-
Amortization of capitalized film and television costs	958,954	90,000
Selling, general and administrative expenses	1,274,448	867,805
Total operating costs and expenses	5,003,606	1,628,816
Loss from operations	(1,007,644)	(957,591)
Interest income	2,516	923
Minority interests	(3,115)	13,312
Loss before income taxes	(1,008,243)	(943,356)
Income taxes	-	-
Net Loss	$(1,008,243)	$(943,356)

Net loss per share
Basic and diluted	$(0.03)	$(0.04)

Number of common shares used to
compute loss per share
Basic and diluted	29,224,398	22,050,959

(The accompanying notes are an integral part of these consolidated financial statements)

Greater China Media and Entertainment Corp.

Consolidated Statement of Stockholders' Equity
For the years ended September 30, 2008 and 2007

				Deferred		Accumulated other	Total
	Common Stock		Additional	stock-based		comprehensive	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	compensation	Deficit	income	Equity

Balance, September 30, 2006	20,100,000	201	115,674		(241,511)	-	(125,636)

Sale of units in private placement
at $0.50 per unit	3,200,000	32	1,599,968		-	-	1,600,000

Commissions relating to private placement	-	-	(80,000)		-	-	(80,000)

Issuance of common stock to Racemind
shareholders relating to information of the
Racemind Joint Venture	2,000,000	20	120,980		-	-	121,000

Foreign currency translation adjustment	-	-	-		-	18,416	18,416

Net loss for the year
ended September 30, 2007	-	-	-		(943,356)	-	(943,356)

Balance, September 30, 2007	25,300,000	$253	$1,756,622	$-	$(1,184,867)	$18,416	$590,424

Issuance of common stock pursuant to
Consultancy Services Agreement	3,900,000	39	701,961	(702,000)	-	-	-

Amortization of deferred stock-based
compensation relating to the Consultancy
Services Agreement	-	-	-	429,000	-	-	429,000

Issuance of common stock for loan
repayment at $0.108 per unit	488,065	5	52,706	-	-	-	52,711

Foreign currency translation adjustment	-	-	-	-	-	149,964	149,964

Net loss for the year
ended September 30, 2008	-	-	-	-	(1,008,243)	-	(1,008,243)

Balance, September 30, 2008	29,688,065	$297	$2,511,289	$(273,000)	$(2,193,110)	$168,380	$213,856

(The accompanying notes are an integral part of these consolidated financial statements)

Greater China Media and Entertainment Corp.

Consolidated Statements of Cash Flows

	Year ended
	September 30,
(Expressed in U.S. Dollars)	2008	2007

Cash flows from (used in) operating activities
Net loss	$(1,008,243)	$(943,356)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Depreciation of fixed assets	7,566	426
Amortization of capitalized film and television costs	958,954	90,000
Stock-based compensation	429,000	121,000
Minority interests	3,115	(13,312)
Changes in operating assets and liabilities:
Accounts receivable	261,588	(519,250)
Other receivables	111,495	(111,503)
Prepaid expenses	(378,028)	(8,649)
Accounts payable and accrued liabilities	541,755	214,957
Deposit received from customer	292,100	-
Deferred revenues	(133,380)	133,380
Accrued consulting fees payable to related parties	282,047	416,442
Net cash provided by (used for) operating activities	1,367,969	(619,865)

Cash flows used in investing activities
Capitalized film and television costs	(1,392,426)	(1,127,007)
Acquisition of fixed assets	(39,427)	(13,406)
Net cash used for investing activities	(1,431,853)	(1,140,413)

Cash flows from (used in) financing activities
Increase (decrease) in loans payable to related parties	(195,047)	251,801
Proceeds from sales of common stock, net	-	1,520,000
Minority interests	126,931	26,616
Net cash provided by (used for) financing activities	(68,116)	1,798,417

Effect of foreign exchange rate changes on cash	86,382	18,115

Increase (decrease) in cash	(45,618)	56,254

Cash, beginning of year	81,885	25,631
Cash, end of year	$36,267	$81,885

Supplemental disclosures of cash flow information:
Interest paid	$611	$-
Income tax paid	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued pursuant to consulting agreement	$702,000	$-
Common stock issued for loan repayment	$52,711	$-

(The accompanying notes are an integral part of these consolidated financial statements)

GREATER CHINA MEDIA AND ENTERTAINMENT CORP.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
September 30, 2008

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

In March 2008, the Company acquired a 70% interest in Beijing HuaDing Century International Cultural Limited Corp. ("Beijing HuaDing"), a company incorporated under the laws of the PRC, which engages in the production and distribution of film and television properties. The Chairman of the Company, Mr. Jake Wei, holds the interest in Beijing HuaDing in trust for the benefit of the Company.

Note 2 - Summary of Significant Accounting Policies

(i) Principles of consolidation

The accompanying consolidated financial statements include the accounts of GCME, Hua Ding, Racemind Hua Ding and Beijing Hua Ding (collectively, the “Company”). All significant inter-company transactions and accounts have been eliminated in consolidation.

(ii) Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars.

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, at September 30, 2008, the Company had negative working capital of $1,274,708. For the years ended September 30, 2008 and 2007, the Company incurred net losses of $1,008,243 and $943,356, respectively. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to raise additional capital and to establish profitable business operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

(vi) Foreign currency translation

The functional currency of GCME is the United States dollar. The functional currency of Hua Ding, Racemind Hua Ding and Beijing Hua Ding is the Chinese Renminbi (“RMB”). The reporting currency of the Company is the United States dollar.

Hua Ding, Racemind Hua Ding and Beijing Hua Ding's assets and liabilities are translated into United States dollars at period – end exchange rates $0.14605 and $0.13338 at September 30, 2008 and 2007, respectively. Hua Ding, Racemind Hua Ding and Beijing Hua Ding revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods $0.14104 and $0.12980 for the years ended September 30, 2008 and 2007, respectively. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

(vii) Cash and cash equivalents

The Company considers all highly liquid instruments with activities of three months or less at the time issuance to be cash equivalents.

(viii) Accounts receivable and allowance for doubtful accounts

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

(viii) Fixed assets

Fixed assets are stated at cost and are depreciated using the straight line method over the estimated useful lives of the respective assets.

(ix) Film and Television Costs

Film and television costs include capitalizable direct negative costs, production overhead, interest, development costs, and acquired production costs and are stated at the lower of cost, less accumulated amortization, or fair value.

Film and television production and participation costs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues (Projected Revenue Method) from all sources on an individual production basis. Estimated remaining gross revenue for film productions includes revenue that will be earned within ten years of the date of the initial theatrical release. Development costs for projects that have been abandoned or have not been set for production within three years are generally written off.

Television network series costs are amortized under the Projected Revenue Method based on revenues from such programs or on a straight-line basis, as appropriate. For television network series, the Company includes revenues that will be earned within ten years of the delivery of the first episode, or if still in production, five years from the date of delivery of the most recent episode, if later.

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

The Company recognizes revenue of promotion and event services when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. If all of the above criteria have been met, revenues are principally recognized when services have been rendered. Amounts received from customers in advance of the period in which service is rendered are deferred and recorded on the balance sheet as a liability under "deferred revenues."

(xii) Stock-based compensation

The Company accounts for stock-based compensation in accordance with SFAS No.123 and SFAS No.123 (R) under the fair value based method that measures compensation cost at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

(xiii) Advertising costs

Advertising costs are expensed as incurred. The Company did not incur any advertising costs for the years ended September 30, 2008 and 2007.

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

(xvi) Comprehensive income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company includes items of other comprehensive income by their nature, such as foreign currency translation adjustments, in a financial statement and displays the accumulated balance of other comprehensive income separately from accumulated deficit in the equity section of the balance sheet. The Company discloses total comprehensive loss, its components and accumulated balances on its consolidated statement of stockholders’ equity.

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

(xix) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (FSP FAS 157-1), which excludes SFAS No. 13, “Accounting for Leases” and certain other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2), which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is required to adopt SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on October 1, 2009, the beginning of its fiscal year 2009/10.  The Company does not expect the application of SFAS No. 157 to have a material effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately and will apply to the Company upon adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to FASB No. 115” (SFAS 159). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply more complex hedge accounting provisions.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect to elect the fair value option for any of its financial assets or financial liabilities; therefore, this statement is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”.   EITF 03-06-1 is not expected to have any impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt SFAS 160 on October 1, 2009, the beginning of its fiscal year 2009/10.  The Company does not expect the application of SFAS No. 160 to have a material adverse effect on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company must adopt SFAS 141R on October 1, 2009, the beginning of its fiscal year 2009/10.  The Company does not expect the application of SFAS 141R to have a material effect on the consolidated financial statements

Note 3 - Capitalized Film and Television Costs

Capitalized film and television costs consist of:

		September 30,
	2008		2007

"Rich Dad, Poor Dad" television series	$ -		$ 666,884
"Tough Guy" theatrical film	532,960		370,123
"Rose Throne" television series	1,185,108		-
"Cherry Love" television series	129,108		-
Total	1,847,176		1,037,007
Less: accumulated amortization	(262,768)		-
Capitalized film and television costs, net	$ 1,584,408		$ 1,037,007

Based on management's total gross revenue estimates as of September 30, 2008, approximately 100% of the $1,584,408 unamortized capitalized film and television costs at September 30, 2008 are expected to be amortized during the three years ending September  30, 2011.

"Rich Dad, Poor Dad" Television Series

On May 18, 2007, the Company, through Hua Ding, entered into a joint production agreement with Beijing Hua Yi Union Cultural Media Investment Company Limited ("Hua Yi") for the production of the TV series, "Rich Dad, Poor Dad". The total production costs were estimated at RMB15,000,000 ($2,190,750). The Company contributed RMB5,000,000 ($729,450) while Hua Yi was to contribute RMB10,000,000 ($1,458,900). In December 2007, Hua Ding reached an agreement with Hua Yi whereby Hua Yi purchased Hua Ding's interest in the television series for a total of RMB5,700,000 ($794,206). RMB3,400,000 ($484,908) was collected on December 28, 2007 and RMB 2,300,000 ($309,298) was collected in June 2008. In the three months ended June 30, 2008, the Company recognized the $794,206 revenue and amortized the entire $729,450 of capitalized costs.

"Tough Guy" Theatrical Film

On June 25, 2007, GCME entered into a Cooperation Agreement with Mega Vision Productions Limited, a Hong Kong Corporation ("Mega"), with respect to the production and distribution of the movie "Tough Guy". The total investment for the movie was estimated at RMB7,500,000 ($1,095,375) and each party was to pay 50% of the total investment. The Company can distribute the movie in Mainland China, excluding Hong Kong, Taiwan and Macau, and Mega can distribute the movie everywhere else.

On July 17, 2007, Hua Ding executed an agreement with Beijing Hua Yi Hao Ge ("Hao Ge") to sell the Mainland China television distribution rights of "Tough Guy" for RMB1,000,000 ($139,334). Under the agreement, Hua Ding was entitled to 30% of advertising revenue collected by Hao Ge from such television distribution. The film was completed and delivered to Hao Ge in December 2007 and the Company recognized the $139,334 collected from Hao Ge as revenues in the three months ended December 31, 2007.

On July 10, 2008, Hua Ding Executed an agreement with Beijing Ci Wen Film and productions Ltd. (“Ci Wen”) to transfer its remaining interest in “Tough Guy” to Ci Wen for RMB 1,850,000 ($270,193). The sale closed in December 2008.

“Rose Throne” Television Series

On March 20, 2008, the Company, through Beijing Hua Ding, entered into a production agreement with Beijing Jin Ying Cultural Media Company Limited ("Jin Ying") for the production of the TV series, "Rose Throne". The total production costs were estimated at RMB8, 280,000 ($1,209,294) and will be borne by the Company. Any cash receipts from the sponsors will be distributed as follows: 80% to the introducing party and the remaining 20% to the other party. Production of the “Rose Throne” television series was substantially completed at September 30, 2008.

In July 2008, the Company entered into three broadcasting agreements with three local Chinese TV stations to broadcast the TV series in the Provinces of Guangxi, Inner Mongolia and Shandong, China for two years.  The agreements provide for payments to the Company totaling RMB780,960 ($114,059). In November and December 2008, the Company collected RMB 590,400 ($86,228) from one of these TV stations.

“Cherry Love” Television Series

On June 3, 2008, the Company, through Beijing Hua Ding, entered into a joint production agreement with Kingjoy Vision Media Company Limited ("Kingjoy") for the production of the TV series, "Cherry Love". The total production costs were estimated at RMB26,000,000 ($3,797,300). The Company is to contribute RMB13, 000,000 ($1,898,650) while Kingjoy is to contribute RMB13,000,000 ($1,898,650). The Company has the corresponding distribution rights within China while Kingjoy has the distribution rights outside China. Any revenue from the advertising activities with the sponsors will be distributed as follows: 65% to the introducing party and the remaining 35% to the other party. Shooting of the “Cherry Love” television series is scheduled to commence in September 2009.

Note 4 - Joint Venture Agreements

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

At September 30, 2007 and 2008, the Company has consolidated the financial statements of Racemind Hua Ding as a 60% owned subsidiary.

Tangde Joint Venture

On June 14, 2006, the Company executed an agreement with Triumph Research Limited, a corporation organized under the laws of the British Virgin Islands ("Triumph"), Beijing Tangde International Film and Culture Co., Ltd., a company organized under the laws of the PRC ("Tangde"), and the Triumph stockholders. The agreement provided that the Company would issue 3,209,000 shares of its common stock to the Triumph stockholders in exchange for 100% of the issued and outstanding capital stock of Triumph. The agreement also provided that, prior to closing, Triumph would make a RMB5,100,000 ($744,855) capital contribution to a joint venture with Tangde (the "Tangde Joint Venture") for a 51% interest in the Tangde Joint Venture. Under an agreement between Triumph and Tangde dated April 18, 2006, the Tangde Joint Venture is to invest in film and television products, equipment leasing, agency activities, advertising and other related businesses in the media and entertainment industries.

The closing occurred on June 27, 2006 and the Triumph stockholders delivered Stock Powers conveying their equity interests in Triumph to the Company. However, since Triumph had failed to make the RMB5,100,000 ($744,855) capital contribution to the Tangde Joint Venture prior to closing, the Company exercised its option to withhold delivery of the 3,209,000 shares of common stock to the Triumph stockholders. Pursuant to a closing agreement, the Triumph stockholders agreed to pay the RMB5,100,000 ($744,855) capital contribution by September 27, 2006. In the event of a continuing default, the Company has several remedies, including legal action to enforce the payment obligation created by the closing agreement, as well as an action to rescind the agreement. At September 30, 2008, Triumph has no assets other than its rights under the Tangde Joint Venture agreement.

Star King Joint Venture

On December 7, 2006, the Company executed a Joint Venture Agreement with Star King, a company organized under the laws of the PRC. The agreement provides for the formation of a joint venture (the "Star King Joint Venture") to conduct a talent agency business in the PRC. The Company is to contribute RMB600,000 ($87,630) for a 60% interest in the Star King Joint Venture, and Star King is to contribute RMB400,000 ($58,420) for a 40% interest in the Star King Joint Venture. The Company is to deliver 2,000,000 shares of its common stock to Star King or its designee(s) and Star King is to transfer all its signed agency contracts to the Star King Joint Venture. The agreement, which has a term of 20 years, also provides that the Company is to provide RMB940,000 ($137,287) initial working capital to the Star King Joint Venture and that Star King is responsible for the joint venture's daily operations. If the Star King Joint Venture generates a pretax profit of RMB8,000,000 ($1,168,400) in the first 2 years, the Company has an option to acquire Star King's 40% interest at a price equal to 6 times the average annual net profit using a combination of cash and common stock. If the joint venture generates a pretax profit of RMB8,000,000 ($1,168,400) in the first 2 years and Star King decides to terminate the cooperation, the Company is entitled to entire ownership of the Star King Joint Venture, including the Company's investment in and loans to the joint venture and all profit generated from the joint venture.

PRC regulatory approval of the joint venture has not been received. Accordingly, funding and operations never commenced. The Company and Star King are considering the termination of the joint venture agreement.

Note 5 – Fixed Assets, Net

Fixed assets, net, consist of:
		September 30,
	2008		2007

Computer equipment	$ 52,220		$ 13,406
Furniture and fixtures	3,287		-
Total	55,507		13,406
Less: accumulated depreciation	(8,313)		(437)
Net	$ 47,194		$ 12,969

Depreciation expense charged to operations for the year ended September 30, 2008 was $7,566 (2007: $426).

Note 6 – Related Party Transactions

Accrued consulting fees payable to related parties consist of:

	September 30,
	2008	2007

Consulting fee payable to:
Jake Wei (Chairman of the Board of Directors and
Chief Executive Officer) and affiliated companies	$ 615,154	$ 333,107
John Hui (Former Director and Chief Executive Officer)	166,668	166,668
Total	$ 781,822	$ 499,775

Loans payable to related parties consist of:

	September 30,
	2008	2007

Loan payable to Jack Wei, Chairman of the board of Dirctors
and Chief Executive Officer, and affiliated companies,
non-interest bearing, due on demand	$ 139,465	$ 281,801
Loan payable to Jian Ping Zhang, former chief executive officer,
non-interest bearing, due on demand	-	52,711
Total	$ 139,465	$ 334,512

Consulting fees to related parties (included in selling, general and administrative expenses) for the year ended September 30, 2008 were $294,709 (2007: $467,654).

Note 7 - Stockholders' Equity

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

(b) Stock Purchase Warrants

At September 30, 2008, there are 3,200,000 Series A Warrants and 3,200,000 Series B Warrants outstanding. Each Series A Warrant entitles the holder to purchase one share of common stock of the Company at $0.50 per share and expires on December 1, 2008. Each Series B Warrant entitles the holder to purchase one share of common stock of the Company at $0.60 per share and expires on June 1, 2009.

(c) Stock Options

On July 5, 2007, the Board of Directors approved the 2007 Non-Qualified Stock Compensation Plan authorizing the Company to issue shares of common stock or grant stock options for the issuance of up to 5,000,000 shares of common stock of the Company.

At September 30, 2008, there was no outstanding stock options. No options were granted, exercised or cancelled during the years ended September 30, 2008 and 2007.

Note 8 – Income Taxes

The Company is subject to current income taxes on an entity basis on taxable income arising in or derived from the tax jurisdiction in which each entity is domiciled.

GCME was incorporated in the United States and is subject to United States income tax. No United States income taxes were provided in 2008 and 2007 since GCME had taxable losses in those periods. At September 30, 2008, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of GCME net operating loss carryforwards as of September 30, 2008 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the consolidated financial statements at September 30, 2008. The Company will continue to review this valuation allowance and make adjustments as appropriate. Current United States tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Hua Ding, Racemind Hua Ding, and Beijing Hua Ding were formed in the PRC and are subject to PRC income tax. No PRC income tax was provided in 2008 since these entities do not expect to owe any significant PRC income tax for 2008.

Note 9 - Commitments and Contingencies

Production Agreements and Joint Venture Agreements

As more fully described in Notes 3 and 4, the Company has substantial commitments under Production Agreements and Joint Venture Agreements. There is no assurance that the Company will be able to raise sufficient capital to meet all its commitments under these agreements.

Consulting Agreements

On August 1, 2006, the Company entered into consulting agreements with its then Chairman and Chief Executive Officer at monthly consulting fees of $20,834 each. The term of these agreements was two years. Under both agreements, either the Company or the employee could terminate the agreement, with or without cause, by providing the other party with three months prior written notice.

On April 11, 2007, the former Chief Executive Officer resigned and his consulting agreement was terminated effective March 31, 2007.

On August 1, 2008, the Company extended the consulting agreement with its Chairman for an additional  two years at a monthly consulting fee of $20,834.

Rental Agreements

Hua Ding and Racemind Hua Ding rent space in Beijing, PRC under an agreement providing for them to pay total monthly rent and services of approximately RMB 100,000 ($14,605). Rent expense for the years ended September 30, 2008 and 2007 was $123,407 and $42,447, respectively。

Concentrations and risks

During the years ended September 30, 2008 and 2007, 100% of the Company's revenues were derived from companies located in the PRC.

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

Note 10 – Business Segment Information

The Company's operations are classified into two reportable business segments: promotional and event services (which is operated by Racemind Hua Ding) and film and television production and distribution (which is operated by Hua Ding and Beijing HuaDing).

Summarized financial information for the years ended September 30, 2008 and 2007 concerning the Company's business segments is as follows:

	Year ended September 30,
	2008	2007
Revenues:
Promotional and event services	$ 3,050,994	$ 671,225
Film and television production and distribution	944,968	-
Total	$ 3,995,962	$ 671,225

Income (loss) from operations:
Promotional and event services	$ 74,415	$ (154,325)
Film and television production and distribution	(297,268)	(155,670)
Corporate	(784,791)	(647,596)
Total	$ (1,007,664)	$ (957,591)

Identifiable assets:
Promotional and event services	$ 729,662	$ 610,999
Film and television production and distribution	1,604,657	1,154,488
Corporate	7,597	35,776
Total	$ 2,341,916	$ 1,801,263

Capital expenditures:
Promotional and event services	$ 35,959	$ 11,272
Film and television production and distribution	1,395,894	1,129,141
Total	$ 1,431,853	$ 1,140,413

Depreciation and amortization:
Promotional and event services	$ 6,796	$ 331
Film and television production and distribution	959,724	90,095
Total	$ 966,520	$ 90,426

In the year ended September 30, 2008, 2 customers in the promotional and event services business segment accounted for 22%, and 18%,  respectively, of total revenues, and 1 customer in the film and television production and distribution business segment accounted for 20% of total revenues. All revenues were derived from services rendered in the PRC.

In the year ended September 30, 2007, two customers in the promotional and event services business segment accounted for 71% and 14%, respectively, of total revenues. All revenues were derived from services rendered in the PRC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with the independent registered public accounting firm.

Item 9A. Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

There were no changes in our internal controls or in other factors during the period covered by this report that have materially affected, or are likely to materially affect the Company's internal controls over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information related to executive officers is included in this report in Item1 under the caption “Executive Officers of the Registrant.”

Item 11. Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Name of officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Nonquali- fied Deferred Compen- sation	All Other Compen- sation	Total

Jake Wei, Director	2008	250,000	-	-	-	-	-	-	250,000
Jake Wei, CEO	2007	104,167	-	-	-	-	-	-	104,167
Jake Wei, President	2006	0	-	-	-	-	-	-	0
Liu, XiaoLin, Director	2008	0	-	-			-	-	0
Liu, XiaoLin, Director	2007	0	-	-		-	-	-	0
Liu, XiaoLin, Director	2006	0	-	-	-	-	-	-	0
Yi Wang, Director	2008	50,000	-	-	-	-	-	-	50,000
Yi Wang, Director	2007	0	-	-	-	-	-	-	0
Yi Wang, Director	2006	0	-	-	-	-	-	-	0
[1] Note: Mr. Liu was appointed as director on April 11, 2007.
[2] Note: Mr. Yi Wang was appointed as director on December 11, 2006.

Item 12. Security Ownership of Certain Benefical Owners and Mangement and Related Stockholder Matters

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

Name of Beneficial Owner	Direct Amount of Beneficial Owner	Position	Percent of Class
Jake Wei	0	President and Director	0%

XiaoLin Liu	0	Director	0%

Yi Wang	0	Director	0%

All Officers and Directors as a
Group (3 Persons)	0		0%

Item 13. Certain Relationships and Related Transactions and Director Independence

As at September 30, 2008, $781,822 was owed by the Company to the Chairman of the Company and to a former director of the Company. This loan is unsecured, bears no interest and has no specific terms of repayment.

Item 14. Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for the last fiscal year for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for this fiscal year was:

2008	$25,000	Michael T. Studer, CPA P.C.
2007	$43,000	Michael T. Studer, CPA P.C.

(2) Audit-Related Fees

The aggregate fees billed in each of the last fiscal year for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$0	Michael T. Studer, CPA P.C.
2007	$0	Michael T. Studer, CPA P.C.

(3) Tax Fees
The aggregate fees billed in the last fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0	Michael T. Studer, CPA P.C.
2007	$0	Michael T. Studer, CPA P.C.

(4) All Other Fees

The aggregate fees billed in the last fiscal year for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0	Michael T. Studer, CPA P.C.
2007	$0	Michael T. Studer, CPA P.C.

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c) (7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed herewith:

 Exhibit No.
Document Description

 31.1
Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2
Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1
Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2
Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of January, 2009.

GREATER CHINA MEDIA AND ENTERTAINMENT CORP.
(the “Registrant”)

BY:	/s/ Jake Wei
Jake Wei, President, Principal Executive Officer and a Member of the Board of Directors

BY:	/s/ XiaoLin Liu
XiaoLin Liu, Principal Financial Officer and Principal Accounting Officer and a Member of a Board of Directors

BY:	/s/ Yi Wang
Yi Wang, a Member of a Board of Directors