Form 10-Q
period 2008-12-31
GREATER CHINA MEDIA & ENTERTAINMENT CORP. (formerly AGA Resources, Inc.)
filed 2009-02-23
CIK 1321366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the quarter ended December 31, 2008

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

As of February 20, 2009, the Company had 29,688,065 shares of common stock outstanding.

PART I. - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Greater China Media and Entertainment Corp.

Consolidated Balance Sheets

	December 31,	September 30,
(Expressed in U.S. Dollars)	2008	2008
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$56,305	$36,267
Accounts receivable, net of allowance for doubtful accounts
of $0 and $0, respectively	766,997	257,662
Other receivables	1,466	8
Prepaid expenses	50,254	416,677

Total current assets	875,022	710,614

Fixed assets, net	46,107	47,194
Capitalized film and television costs, net	1,276,932	1,584,408

Total assets	$2,198,061	$2,342,216

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$1,121,053	$771,935
Deposit received from customer	-	292,100
Accrued consulting fees payable to related parties	835,802	781,822
Loans payable to related parties	158,005	139,465

Total current liabilities and total liabilities	2,114,860	1,985,322

Minority interests	91,779	143,038

STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock: $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value;
authorized 1,000,000,000 shares,
issued and outstanding 29,688,065 and 29,688,065 shares, respectively	297	297
Additional paid-in capital	2,511,289	2,511,289
Deferred stock-based compensation	(156,000)	(273,000)
Accumulated other comprehensive income	174,455	168,380
Deficit	(2,538,619)	(2,193,110)

Total stockholders' equity	(8,578)	213,856

Total liabilities and stockholders' equity	$2,198,061	$2,342,216

(The accompanying notes are an integral part of these consolidated financial statements)

Greater China Media and Entertainment Corp.
Consolidated Statements of Operations
(Unaudited)

	Three months ended
	December 31,
(Expressed in U.S. Dollars)	2008	2007

Revenues
Promotional and event services	$1,386,384	$537,159
Film and television production and distribution	345,853	134,570
Total revenues	1,732,237	671,729

Costs and expenses
Costs related to promotional and event services revenues	1,448,773	471,554
Costs related to film and television production and
distribution revenues	4,748	-
Amortization of capitalized film and television costs	319,757	74,686
Selling, general and administrative expenses	356,076	293,687
Total operating costs and expenses	2,129,354	839,927
Loss from operations	(397,117)	(168,198)

Interest income	252	239
Minority interests	51,356	2,015
Loss before income taxes	(345,509)	(165,944)
Income taxes	-	-
Net Loss	$(345,509)	$(165,944)

Net loss per share
Basic and diluted	$(0.01)	$(0.01)

Number of common shares used to
compute loss per share
Basic and diluted	29,688,065	27,843,478

(The accompanying notes are an integral part of these consolidated financial statements)

Greater China Media and Entertainment Corp.
Consolidated Statement of Stockholders' Equity
For the three months ended December 31, 2008 and year ended September 30, 2008
(Unaudited)

				Deferred		Accumulated other	Total
	Common Stock		Additional	stock-based		comprehensive	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	compensation	Deficit	income	Equity

Balance, September 30, 2007	25,300,000	$ 253	$ 1,756,622	$ -	$ (1,184,867)	$ 18,416	$ 590,424

Issuance of common stock pursuant to
Consultancy Services Agreement	3,900,000	39	701,961	(702,000)	-	-	-

Amortization of deferred stock-based
compensation relating to the Consultancy
Services Agreement	-	-	-	429,000	-	-	429,000

Issuance of common stock for loan
repayment at $0.108 per unit	488,065	5	52,706	-	-	-	52,711

Foreign currency translation adjustment	-	-	-	-	-	149,964	149,964

Net loss for the year
ended September 30, 2008	-	-	-	-	(1,008,243)	-	(1,008,243)

Balance, September 30, 2008	29,688,065	$ 297	$ 2,511,289	$ (273,000)	$ (2,193,110)	$ 168,380	$ 213,856

Amortization of deferred stock-based
compensation relating to the Consultancy
Services Agreement	-	-	-	117,000	-	-	117,000

Foreign currency translation adjustment	-	-	-	-	-	6,075	6,075

Net loss for the three months
ended December 31, 2008	-	-	-	-	(345,509)	-	(345,509)

Balance, December 31, 2008	29,688,065	$ 297	$ 2,511,289	$ (156,000)	$ (2,538,619)	$ 174,455	$ (8,578)

(The accompanying notes are an integral part of these consolidated financial statements)

Greater China Media and Entertainment Corp.

Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	December 31,
(Expressed in U.S. Dollars)	2008	2007

Cash flows from (used in) operating activities
Net loss	$(345,509)	$(165,944)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Depreciation of fixed assets	2,719	694
Amortization of capitalized film and television costs	319,757	74,686
Stock-based compensation	117,000	78,000
Minority interests	(51,356)	(2,015)
Changes in operating assets and liabilities:
Accounts receivable	(509,335)	466,447
Other receivables	(1,458)	(9,857)
Prepaid expenses	366,423	(126,350)
Accounts payable and accrued liabilities	349,118	13,141
Deposit received from customer	(292,100)	-
Deferred revenues	-	332,182
Accrued consulting fees payable to related parties	53,980	70,657
Net cash provided by (used for) operating activities	9,239	731,641

Cash flows used in investing activities
Capitalized film and television costs	(7,311)	-
Acquisition of fixed assets	(1,462)	(22,658)
Net cash used for investing activities	(8,773)	(22,658)

Cash flows from (used in) financing activities
Increase (decrease) in loans payable to related parties	18,540	(11,007)
Net cash provided by (used for) financing activities	18,540	(11,007)

Effect of foreign exchange rate changes on cash	1,032	13,507

Increase in cash	20,038	711,483

Cash, beginning of period	36,267	81,885
Cash, end of period	$56,305	$793,368

Supplemental disclosures of cash flow information:
Interest paid	$-	$591
Income tax paid	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued pursuant to consulting agreement	$-	$702,000
Common stock issued for loan repayment	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

GREATER CHINA MEDIA AND ENTERTAINMENT CORP.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
December 31, 2008
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

In May 2007 (see Note 5), GCME and a third party located in PRC formed a PRC joint venture Beijing Racemind Hua Ding International Marketing Consultants Limited ("Racemind Hua Ding"). Racemind Hua Ding, which is owned 60% by GCME, provides promotional and event services to customers in the PRC.

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

Note 2 - Presentation of Interim Financial Statements

The unaudited financial statements as of December 31, 2008 and for the three months ended December 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2008 and the results of operations and cash flows for the periods ended December 31, 2008 and 2007. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the three months ended December 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending September 30, 2009. The balance sheet at September 30, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended September 30, 2008 as included in our report on Form 10-K.

Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 3 - Earnings (Loss) Per Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All diluted loss per share amounts in the financial statements are the same as the basic loss per share amounts because the inclusion of stock options and warrants outstanding would be antidilutive. The computations of basic and diluted loss per share are as follows:

	Three months ended December 31,
	2008	2007

Numerator - net loss available to
common stockholders	$ (345,509)	$ (165,944)

Denominator - weighted average number
of common shares outstanding	29,688,065	27,843,478

Basic and diluted loss per common share	$ (0.01)	$ (0.01)

Note 4 - Capitalized Film and Television Costs

Capitalized film and television costs consist of:

	December 31,	September 30,
	2008	2008

"Tough Guy" theatrical film	-	$ 532,960
"Rose Throne" television series	1,189,409	1,185,108
"Cherry Love" television series	129,577	129,108
"Where is my Home" television series	7,329	-
Total	1,326,315	1,847,176
Less: accumulated amortization	(49,383)	(262,768)
Capitalized film and television costs, net	$ 1,276,932	$ 1,584,408

Based on management's total gross revenue estimates as of December 31, 2008, approximately 100% of the $1,276,932 unamortized capitalized film and television costs at December 31, 2008 are expected to be amortized during the three years ending December  31, 2011.

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

On July 10, 2008, Hua Ding Executed an agreement with Beijing Ci Wen Film and Productions Ltd. (“Ci Wen”) to transfer its remaining interest in “Tough Guy” to Ci Wen for RMB 1,850,000 ($271,173). The sale closed in December 2008 and the Company recognized $259,529 in revenue and amortized the remaining $271,173 of unamortized capitalized costs.

"Rose Throne" Television Series

On March 20, 2008, the Company, through Beijing Hua Ding, entered into a production agreement with Beijing Jin Ying Cultural Media Company Limited ("Jin Ying") for the production of the TV series, "Rose Throne". The total production costs were estimated at RMB8, 280,000 ($1,213,682) and will be borne by the Company. Any cash receipts from the sponsors will be distributed as follows: 80% to the introducing party and the remaining 20% to the other party. Production of the “Rose Throne” television series was substantially completed at September 30, 2008.

In July 2008, the Company entered into three broadcasting agreements with three local Chinese TV stations to broadcast the TV series in the Provinces of Guangxi, Inner Mongolia and Shandong, China for two years.  The agreements provide for payments to the Company totaling RMB780,960 ($114,473). In November and December 2008, the Company collected RMB 590,400 ($86,324) from one of these TV stations.

"Cherry Love" Television Series

On June 3, 2008, the Company, through Beijing Hua Ding, entered into a joint production agreement with Kingjoy Vision Media Company Limited ("Kingjoy") for the production of the TV series, "Cherry Love". The total production costs were estimated at RMB26,000,000 ($3,811,080). The Company is to contribute RMB13,000,000 ($1,905,540) while Kingjoy is to contribute RMB13,000,000 ($1,905,540). The Company has the corresponding distribution rights within China while Kingjoy has the distribution rights outside China. Any revenue from the advertising activities with the sponsors will be distributed as follows: 65% to the introducing party and the remaining 35% to the other party. Shooting of the “Cherry Love” television series is scheduled to commence in September 2009.

"Where is My Home" Television Series

On October 25, 2008, the Company, through Beijing Hua Ding, entered into an agreement with two individuals to write scripts for 24 (each 45 minutes) episodes of the prospective “Where is My Home” television series at a total cost of RMB480,000 ($70,358), of which the Company has paid RMB 50,000 ($7,329) through December 31, 2008.

Note 5 - Joint Venture Agreements

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

At December 31, 2008 and September 30, 2008, the Company has consolidated the financial statements of Racemind Hua Ding as a 60% owned subsidiary.

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

The closing occurred on June 27, 2006 and the Triumph stockholders delivered Stock Powers conveying their equity interests in Triumph to the Company. However, since Triumph had failed to make the RMB5,100,000 ($744,855) capital contribution to the Tangde Joint Venture prior to closing, the Company exercised its option to withhold delivery of the 3,209,000 shares of common stock to the Triumph stockholders. Pursuant to a closing agreement, the Triumph stockholders agreed to pay the RMB5,100,000 ($744,855) capital contribution by September 27, 2006, but never did.

On October 27, 2008, the Company sold its interest in Triumph Research Limited to a third party for $1,000. The 3,209,000 shares issued into escrow will be cancelled.

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

Note 6 – Fixed Assets, Net

Fixed assets, net, consist of:

	December 31,	September 30,
	2008	2008

Computer equipment	$ 51,457	$ 52,220
Furniture and fixtures	5,718	3,287
Total	57,175	55,507
Less: accumulated depreciation	(11,068)	(8,313)
Net	$ 46,107	$ 47,194

Depreciation expense charged to operations for the three months ended December 31 2008 was $2,719 (2007: $694).

Note 7 – Related Party Transactions

Accrued consulting fees payable to related parties consist of:

	December 31,	September 30,
	2008	2008

Consulting fees payable to:
Jake Wei (Chairman of the Board of Directors and
Chief Executive Officer) and affiliated companies	$ 669,134	$ 615,154
John Hui (Former Director and Chief Executive Officer)	166,668	166,668
Total	$ 835,802	$ 781,822

Loans payable to related parties consist of:

	December 31,	September 30,
	2008	2008

Loan payable to Jack Wei, Chairman of the Board of Directors and Chief Executive Officer, and affiliated companies,
non-interest bearing, due on demand	$ 158,005	$ 139,465
Total	$ 158,005	$ 139,465

Consulting fees to related parties (included in selling, general and administrative expenses) for the three months ended December 31, 2008 were $65,562 (2007: $82,206).

Note 8 - Stockholders' Equity

(a) Common Stock

On November 1, 2007, GCME executed a Consultancy Services Agreement with three consultants. The agreement, which term is 18 months from November 1, 2007 to April 30, 2009, provides that the consultants will perform consulting services to the Company relating to the marketing and development of its promotion and event services and film and television production and distribution businesses. As consideration for their services, GCME issued a total of 3,900,000 freely tradeable (pursuant to the 2007 Non-Qualified Stock Compensation Plan) shares of its common stock to the three consultants. The $702,000 fair value of the 3,900,000 shares at November 1, 2007 is being expensed ratably over the 18 month term of the agreement.

(b) Stock Purchase Warrants

At December 31, 2008, there are 3,200,000 Series B Warrants outstanding. Each Series B Warrant entitles the holder to purchase one share of common stock of the Company at $0.60 per share and expires on June 1, 2009.

(c) Stock Options

On July 5, 2007, the Board of Directors approved the 2007 Non-Qualified Stock Compensation Plan authorizing the Company to issue shares of common stock or grant stock options for the issuance of up to 5,000,000 shares of common stock of the Company.

At December 31, 2008, there was no outstanding stock options. No options were granted, exercised or cancelled during the three months ended December 31, 2008.

Note 9 - Commitments and Contingencies

Production Agreements and Joint Venture Agreements

As more fully described in Notes 4 and 5, the Company has substantial commitments under Production Agreements and Joint Venture Agreements. There is no assurance that the Company will be able to raise sufficient capital to meet all its commitments under these agreements.

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

Rental Agreements

Hua Ding and Racemind Hua Ding rent space in Beijing, PRC under an agreement providing for them to pay total monthly rent and services of approximately RMB 100,000 ($14,621). Rent expense for the three months ended December 31, 2008 and 2007 was $28,884 and $29,483, respectively.

Concentrations and risks

During the three months ended December 31, 2008 and 2007, 100% of the Company's revenues were derived from companies located in the PRC.

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

Summarized financial information for the three months ended December 31, 2008 and 2007 concerning the Company's business segments is as follows:

	2008	2007
Revenues:
Promotional and event services	$ 1,386,384	$ 537,159
Film and television production and distribution	345,853	134,570
Total	$ 1,732,237	$ 671,729

Income (loss) from operations:
Promotional and event services	$ (126,992)	$ (5,276)
Film and television production and distribution	(75,699)	14,360
Corporate	(194,426)	(177,282)
Total	$ (397,117)	$ (168,198)

Identifiable assets:
Promotional and event services	$ 874,504	$ 272,339
Film and television production and distribution	1,316,921	1,875,079
Corporate	6,636	8,657
Total	$ 2,198,061	$ 2,156,075

Capital expenditures:
Promotional and event services	$ 1,462	$ 22,012
Film and television production and distribution	7,311	646
Total	$ 8,773	$ 22,658

Depreciation and amortization:
Promotional and event services	$ 2,431	$ 580
Film and television production and distribution	320,045	74,800
Total	$ 322,476	$ 75,380

During the three months ended December 31, 2008, one customer in the promotional and event services business segment accounted for 65% of total revenues, and one customer in the film and television production and distribution business segment accounted for 15% of total revenues. All revenues were derived from services rendered in the PRC.

In the three months ended December 31, 2007, one customer in the promotional and event services business segment accounted for 42% of total revenues. All revenues were derived from services rendered in the PRC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview of the Company's Business

Through our Peoples Republic of China ("PRC") subsidiaries, we operate in the promotional and event services business and the film and television production and distribution business.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

Revenue. The Company has generated $1,732,237 for the three months ended December 31, 2008 compared to $671,729 for the same period ended 2007. This increase was mainly attributed to the promotion and events undertaken by the Company's subsidiary Racemind HuaDing ("Racemind") and the revenue created by the film and television production and distribution activities.

Operting Costs and Expenses. The Company incurred $2,129,354 operating costs and expenses during the three months ended December 31, 2008, compared to $839,927 for the same period ended December 31, 2007. The increase was due primarily to increased costs associated with Racemind's promotion and event planning activities and higher amortization of capitalized film and television costs. General and administrative expenses increased accordingly due to more activities.

Loss from Operations. The Company incurred a loss from operations of $397,117 and $168,198 for the quarter ended December 31, 2008 and December 31, 2007, respectively. The increase was due primarily to increased costs associated with Racemind's promotion and event services business.

Net Loss. The net loss for the three months ended December 31, 2008 and 2007 was  $345,509 and $165,944, respectively.

Liquidity and Capital Resources.

As of December 31, 2008, we had $56,305 in cash.

For the three months ended December 31, 2008 and 2007:

-	net cash provided by operating activities was $9,239 and $731,641, respectively.
-	net cash used for investing activities was $8,773 and $22,658, respectively.
-	net cash provided by and (used for) financing activities was $18,540 and ($11,007), respectively.

As of December 31, 2008, our total assets were $2,198,061 and our total liabilities were $2,114,860 .

Off Balance Sheet Arrangements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A- RISK FACTORS

There were no material changes to Risk Factors disclosed in the Form 10-K for the year ended September 30, 2008 filed on January 13, 2009.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

(a)	The following exhibits are included herein:

31.1                   Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                   Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                   Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                   Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of February, 2009.

GREATER CHINA MEDIA AND ENTERTAINMENT CORP.
(the "Registrant")

BY:	/s/ Jake Wei
Jake Wei Chairman of Board of Directors

BY:	/s/ Liu, XiaoLin
Liu, XiaoLin Member of Board of Directors